Form 10QSB
period 1996-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1996-06-12
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to


                    Commission File Number 1-12938

                Interstate National Dealer Services, Inc.
           (Exact name of registrant as specified in its charter)

                  Delaware                          11-3078398
           (State or other jurisdiction of       (I.R.S.Employer
            incorporation or organization)       Identification No.)

                333 Earle Ovington Blvd., Mitchel Field, NY 11553
                    (Address of principal executive offices)

                              (516) 228-8600
             (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year,
                        if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                     No


As of June 12, 1996, Registrant had issued and outstanding 3,384,233 shares of Common Stock.

               INTERSTATE NATIONAL DEALER SERVICES, INC.
                     INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                April 30, 1996 and October 31, 1995                       3

                Consolidated Statements of Operations
                for the six and three month periods ended
                April 30, 1996 and 1995                                   4

                Consolidated Statement of Shareholders'
                Equity for the six month period ended
                April 30, 1996                                            5

                Consolidated Statements of Cash Flows for
                the six and three month periods ended April
                30, 1996 and 1995                                         6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 6.         Exhibits and Reports on Form 8-K                         10

                  INTERSTATE NATIONAL DEALER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                       April 30,  October 31,
                  ASSETS                                 1996         1995
                  ------                                ------       -----
                                                      Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $  9,780,211   $ 8,341,337
  United States Treasury Notes, at cost              1,459,783       972,600
  Accounts receivable                                3,213,908     2,528,366
  Prepaid expenses                                     215,578       216,201
                                                    -----------   ----------
           Total current assets                     14,669,480    12,058,504

RESTRICTED CASH                                      1,641,014     1,505,511

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $214,509 and $150,453,
 respectively                                          785,654       586,860

INTANGIBLE ASSETS, less accumulated amortization
 of $68,774 and $59,649, respectively                  156,226        65,351

OTHER ASSETS                                           709,658       678,163
                                                    -----------    ----------
                                                   $17,962,032   $14,894,389
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 1,604,742   $ 1,566,799
  Accrued expenses                                     380,203       315,258
  Accrued commissions                                  642,236       553,362
  Reserve for claims                                   429,189       353,497
  Current portion of long-term debt to related
   party                                               200,000       200,000
  Other liabilities                                    207,771       103,908
                                                     ----------   ----------
           Total current liabilities                 3,464,141     3,092,824

DEFERRED CONTRACT REVENUE                            7,418,593     5,218,281

CONTINGENCY PAYABLE                                  1,641,014     1,505,511

LONG-TERM DEBT TO RELATED PARTY                        160,000       160,000
                                                   -----------    -----------
           Total liabilities                        12,683,748     9,976,616
                                                   ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                 -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 3,384,233 and 3,325,167
   shares, respectively                                 33,843        33,252
  Additional paid-in capital                         4,347,592     4,324,116
  Retained earnings                                    896,849       560,405
                                                    -----------   -----------

           Total stockholders' equity                5,278,284     4,917,773
                                                    -----------   -----------
                                                   $17,962,032   $14,894,389


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  INTERSTATE NATIONAL DEALER SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                              For the Six Months       For the Three Months
                                Ended April 30,           Ended April 30,
                                 1996      1995          1996        1995

REVENUES                    $ 8,978,004  $5,642,031   $4,861,721   $3,199,863

OPERATING COSTS AND EXPENSES:
Costs of services provided    2,482,581   1,188,235    1,389,008      705,783
Selling, general and
 administrative expenses      6,110,387   4,156,166    3,232,172    2,323,732
Relocation costs                 -          182,725         -          84,561
                             -----------  -----------  ----------  ----------

  Operating income              385,036     114,905      240,541       85,787

OTHER INCOME (EXPENSE):
Interest income                 215,840     158,753      101,637       81,062
Interest expense                (23,297)    (18,421)     (13,661)      (9,304)
                              ----------   ----------   ---------     --------

  Income before income taxes    577,579     255,237      328,517      157,545

PROVISION FOR INCOME TAXES      241,135     101,941      133,730       62,923
                              ---------   ---------    --------      --------

  Net income                  $ 336,444   $ 153,296    $ 194,787     $ 94,622
                              ==========   =========   =========     ========


Net income per share           $ .10        $ .04       $ .06         $ .03
                              =======       ======      =======       ======

Weighted average shares
 outstanding                  3,464,926   3,486,657    3,509,268    3,480,520















       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERSTATE NATIONAL DEALER SERVICES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED APRIL 30, 1996
                                    UNAUDITED







                              Common Stock     Additional
                             Number              Paid-in   Retained
                           of Shares    Amount   Capital   Earnings    Total

BALANCE AT OCTOBER 31,1995  3,325,167  $33,252  $4,324,116 $560,405  $4,917,773

   Shares issued pursuant
    to exercise of employee
    stock options              59,066      591      23,476     -         24,067

   Net income for the six
    months ended April 30,
    1996                          -        -          -     336,444     336,444
                              -------   -------  ---------- -------    ---------

BALANCE AT APRIL 30, 1996   3,384,233  $33,843  $4,347,592 $896,849  $5,278,284
                            =========  =======  ========== ========  ==========













        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERSTATE NATIONAL DEALER SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1996 AND 1995
                                    UNAUDITED

                                                       1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 336,444     $153,296
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                      77,981       52,765
   Increase (decrease) in cash resulting
    from changes in operating assets
    and liabilities:
    Accounts receivable                             (685,542)    (646,878)
    Prepaid expenses                                     623      (59,339)
    Restricted cash                                 (135,503)      83,747
    Other assets                                     (36,295)    (205,945)
    Accounts payable                                  37,943      359,343
    Accrued expenses                                  64,945        -
    Accrued commissions                               88,874      123,240
    Reserve for claims                                75,692      228,608
    Other liabilities                                103,863       74,994
    Deferred contract revenue                      2,200,312    1,273,022
    Contingency payable                              135,503      (83,747)
                                                  ----------    ----------

      Net cash provided by operating activities    2,264,840    1,353,106
                                                  -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of United States Treasury Notes (487,183) (1,447,494) Purchase of furniture, fixtures and equipment,
   net                                              (262,850)    (242,653)
  Purchase of license                               (100,000)        -
  Sale of assets                                        -          12,063
                                                    ---------    ---------
      Net cash used by investing activities         (850,033)  (1,678,084)
                                                    ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options    24,067         -
                                                    ---------   ----------

      Net cash provided by financing activities       24,067        -
                                                    ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       1,438,874     (324,978)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     8,341,337    5,531,589

CASH AND CASH EQUIVALENTS, END OF PERIOD          $9,780,211   $5,206,611
                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $  142,342     $ 80,678
                                                  ===========   ==========
    Interest                                      $   22,132     $ 11,100
                                                  ===========   ==========


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

             INTERSTATE NATIONAL DEALER SERVICES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
      information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1995.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996, and the consolidated results of operations and cash flows for the periods ended April 30, 1996 and 1995. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the six and three month periods ended April 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

  Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Results of Operations

    For the Six Months ended April 30, 1996 compared to the Six Months ended April 30, 1995

    Revenues increased approximately $3,336,000, or 59%, to approximately $8,978,000 for the six months ended April 30, 1996 as compared to approximately $5,642,000 for the six months ended April 30, 1995. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1996; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) an increase in the average price per contract sold. The increase in the number of service contracts accepted for administration during fiscal 1996 was primarily due to the aggressive efforts by the Company in enrolling additional dealers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Cost of services provided, which consist primarily of claims costs, increased by approximately $1,295,000, or 109%, to approximately $2,483,000 in the six months ended April 30, 1996, as compared to approximately $1,188,000 in the six months ended April 30, 1995. As a percentage of revenues, cost of services provided increased to 28% in the six months ended April 30, 1996 as compared to 21% in the same period in 1995. The increase was due to a number of factors: (i) claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis; (ii) there has been a shift in the mix of contracts sold; and (iii) the average claim cost has increased.

    Selling, general and administrative expenses increased by approximately $1,954,000, or 47%, to approximately $6,110,000 in the six months ended April 30, 1996, up from approximately $4,156,000 in the six months ended April 30, 1995. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume and increased sales promotion and travel expenditures; and (ii) increases in general and administrative expenses due to increased personnel and telephone costs as a result of additional staffing to handle increased sales volume. As a percentage of revenues, selling, general and administrative expenses decreased to 68% in the six months ended April 30, 1996 as compared to 74% in the same period in 1995.

    Other income increased by approximately $53,000 or 38%, to approximately $193,000 in the six months ended April 30, 1996, as compared to approximately $140,000 in the six months ended April 30, 1995. This increase is the result of an increase in investment income generated by funds provided by operating activities.

    In the six months ended April 30, 1996, the Company had income before income taxes of approximately $577,000 and recorded a provision for income taxes of approximately $241,000, as compared to income before income taxes of approximately  $255,000  and a  provision  for  income  taxes  of  approximately
$102,000 in the same period in 1995. Net income increased approximately $183,000, or 120%, to approximately $336,000 for the six months ended April 30, 1996 as compared to approximately $153,000 for the six months ended April 30, 1995.

    For the Three Months ended April 30, 1996 compared to the Three Months ended April 30, 1995

    Revenues increased approximately $1,662,000, or 52%, to approximately $4,862,000 for the three months ended April 30, 1996 as compared to approximately $3,200,000 for the three months ended April 30, 1995. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1996;
(ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) an increase in the average price per contract sold. The increase in the number of service contracts accepted for administration during fiscal 1996 was due to the aggressive efforts by the Company in enrolling additional dealers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Cost of services provided, which consist primarily of claims costs, increased by approximately $683,000, or 97%, to approximately $1,389,000 in the three months ended April 30, 1996, as compared to approximately $706,000 in the three months ended April 30, 1995. As a percentage of revenues, cost of services provided increased to 29% in the three months ended April 30, 1996 as compared to 22% in the same period in 1995. The increase was due to a number of factors:
(i) claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis; (ii) there has been a shift in the mix of contracts sold; and (iii) the average claim cost has increased.

    Selling, general and administrative expenses increased by approximately $908,000, or 39%, to approximately $3,232,000 in the three months ended April 30, 1996, up from approximately $2,324,000 in the three months ended April 30, 1995. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume and increased sales promotion and travel expenditures; and (ii) increases in general and administrative expenses due to increased personnel and telephone costs as a result of additional staffing to handle increased sales volume. As a percentage of revenues, selling, general and administrative expenses decreased to 66% in the three months ended April 30, 1996 as compared to 73% in the same period in 1995.

    Other income increased by approximately $16,000 or 22%, to approximately $88,000 in the three months ended April 30, 1996, as compared to approximately $72,000 in the three months ended April 30, 1995. This increase is the result of an increase in investment income generated by funds provided by operating activities.

    In the three months ended April 30, 1996, the Company had income before income taxes of approximately $329,000 and recorded a provision for income taxes of approximately $134,000, as compared to income before income taxes of approximately $158,000 and a provision for income taxes of approximately $63,000 in the same period in 1995. Net income increased approximately $100,000, or 105%, to approximately $195,000 for the three months ended April 30, 1996 as compared to approximately $95,000 for the three months ended April 30, 1995.

Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $11,240,000 at April 30, 1996, as compared to approximately $9,314,000 at October 31, 1995. The increase of approximately $1,926,000 is the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

    The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next twelve months at the Company's present level of revenues and business activity.

Impact of Inflation

    The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

                     PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

      An annual meeting of stockholders was held on April 17, 1996 to elect one director for a term expiring at the 1999 annual meeting of stockholders and to approve the Interstate National Dealer Services, Inc. 1996 Incentive Plan (the "Incentive Plan"). Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitations in opposition to management's proposals. The nominee for director was elected and the Incentive Plan was approved.

      Votes of 2,981,996 were cast for the election of Robert E. Schulman as a Director; votes of 10,400 were withheld. There were no abstentions and no broker non-votes. In addition to the nominee elected as director, the other directors whose terms of office continue after the meeting are Chester J. Luby, Cindy H. Luby, William H. Brown and Louis F. Dente.

      Votes of 2,111,354 were cast for the approval of the Incentive Plan; 26,415 against. There were 8,400 abstentions and 846,227 broker non-votes.



Item 6(b) Exhibits and Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended April 30, 1996.




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




June 12, 1996          By:    /s/ Zvi D. Sprung
   Date                           Zvi D. Sprung
                             Chief Financial Officer