Form 10QSB
period 1996-07-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1996-09-11
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        July 31, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                  Commission File Number 1-12938

              Interstate National Dealer Services, Inc.
          (Exact name of registrant as specified in its charter)

                Delaware                           11-3078398
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

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

Yes      X                     No


As of September 11, 1996, Registrant had issued and outstanding 3,384,233 shares of Common Stock.

               INTERSTATE NATIONAL DEALER SERVICES, INC.
                     INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                July 31, 1996 and October 31, 1995                       3

                Consolidated Statements of Operations
                for the nine and three month periods ended
                July 31, 1996 and 1995                                   4

                Consolidated Statement of Shareholders'
                Equity for the nine month period ended
                July 31, 1996                                            5

                Consolidated Statements of Cash Flows for
                the nine month periods ended July 31, 1996
                and 1995                                                 6

                Notes to Consolidated Financial Statements               7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8


                     PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                        10

                  INTERSTATE NATIONAL DEALER SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       July 31,    October 31,
                  ASSETS                                 1996         1995
                  ------                                ------        -----
                                                      Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                      $  12,375,631    $ 8,341,337
  United States Treasury Notes, at cost                 -             972,600
  Accounts receivable                                3,724,654      2,528,366
  Prepaid expenses                                     183,748        216,201
                                                  -------------   ------------
           Total current assets                     16,284,033     12,058,504

RESTRICTED CASH                                      1,829,567      1,505,511

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and
 amortization of $241,363 and $150,453,
 respectively                                          838,476        586,860

INTANGIBLE ASSETS, less accumulated amortization
 of $70,836 and $59,649, respectively                  149,997         65,351

DEFERRED INCOME TAXES                                  731,150           -

OTHER ASSETS                                           698,354         678,163
                                                   ------------    ------------
                                                   $20,531,577     $14,894,389
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 1,437,186     $ 1,566,799
  Accrued expenses                                     315,755         315,258
  Accrued commissions                                  542,118         553,362
  Reserve for claims                                   620,610         353,497
  Accrued income taxes                                 472,897            -
  Current portion of long-term debt to related
   party                                               200,000         200,000
  Other liabilities                                    192,763         103,908
                                                   ------------      ----------
           Total current liabilities                 3,781,329       3,092,824

DEFERRED CONTRACT REVENUE                            9,153,110       5,218,281

CONTINGENCY PAYABLE                                  1,829,567       1,505,511

LONG-TERM DEBT TO RELATED PARTY                        160,000         160,000
                                                   ------------      ----------
           Total liabilities                        14,924,006       9,976,616
                                                  -------------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                -              -
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued
   and outstanding 3,384,233 and 3,325,167
   shares, respectively                                 33,843          33,252
  Additional paid-in capital                         4,347,592       4,324,116
  Retained earnings                                  1,226,136         560,405
                                                 --------------    ------------

           Total stockholders' equity                5,607,571       4,917,773
                                                 --------------     -----------
                                                   $20,531,577     $14,894,389



     The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                  INTERSTATE NATIONAL DEALER SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                            For the Nine Months      For the Three Months
                               Ended July 31,           Ended July 31,
                                 1996        1995           1996        1995

REVENUES                   $ 14,912,879   $9,362,278    $5,934,875  $3,720,247

OPERATING COSTS AND EXPENSES:
Costs of services provided    4,281,051    2,098,313     1,798,470     910,078
Selling, general and
 administrative expenses      9,845,593    6,911,922     3,735,206   2,755,756
Relocation costs                  -          182,725          -          -
                             ----------    ----------    -----------  ---------
  Operating income              786,235      169,318       401,199      54,413

OTHER INCOME (EXPENSE):
Interest income                 349,761      257,635       133,921      98,882
Interest expense                (31,802)     (26,881)       (8,505)     (8,460)
                               ----------   ---------      --------    --------

  Income before income taxes  1,104,194      400,072       526,615     144,835

PROVISION FOR INCOME TAXES      438,463      162,343       197,328      60,402
                              ---------   -----------     ---------    --------

  Net income                  $ 665,731    $ 237,729     $ 329,287    $ 84,433
                              ==========   =========     ==========   ========


Net income per share           $  .19        $ .07         $ .09       $ .02
                                ======      =======        ======      ======

Weighted average shares
 outstanding                  3,489,865    3,481,699     3,537,110   3,478,284















        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERSTATE NATIONAL DEALER SERVICES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JULY 31, 1996
                                    UNAUDITED







                              Common Stock     Additional
                            Number              Paid-in    Retained
                           of Shares  Amount    Capital    Earnings    Total

BALANCE AT OCTOBER 31,1995 3,325,167 $33,252  $4,324,116   $560,405  $4,917,773

   Shares issued pursuant
    to exercise of employee
    stock options             59,066     591      23,476      -          24,067

   Net income for the nine
    months ended July 31,
    1996                         -        -         -       665,731     665,731
                            -------- --------  ---------   --------    --------

BALANCE AT JULY 31, 1996   3,384,233 $33,843  $4,347,592 $1,226,136  $5,607,571
                           ========= =======  ========== ==========  ==========













         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  INTERSTATE NATIONAL DEALER SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                    UNAUDITED

                                                       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 665,731   $ 237,729
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     135,936      71,781
   Deferred income taxes                            (731,150)        -
   Increase (decrease) in cash resulting
    from changes in operating assets
    and liabilities:
    Accounts receivable                           (1,196,288) (1,177,246)
    Prepaid expenses                                  32,453    (157,423)
    Restricted cash                                 (324,056)    166,217
    Other assets                                     (37,997)   (368,810)
    Accounts payable                                (129,613)    743,543
    Accrued expenses                                     497        -
    Accrued commissions                              (11,244)    176,663
    Reserve for claims                               267,113     305,715
    Accrued income taxes                             472,897         -
    Other liabilities                                 88,855      82,947
    Deferred contract revenue                      3,934,829   2,299,837
    Contingency payable                              324,056    (166,217)
                                                  -----------  ----------

       Net cash provided by operating activities   3,492,019   2,214,736
                                                   ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from maturity of United States
   Treasury  Notes                                   972,600     975,130
  Purchase of furniture, fixtures and equipment,
   net                                              (354,392)   (334,844)
  Purchase of license                               (100,000)       -
  Sale of assets                                         -        12,063
                                                    ---------    --------
       Net cash provided by investing activities     518,208     652,349

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options    24,067         -
                                                    ---------    --------

       Net cash provided by financing activities      24,067         -
                                                    --------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS          4,034,294   2,867,085

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     8,341,337   5,531,589

CASH AND CASH EQUIVALENTS, END OF PERIOD         $12,375,631  $8,398,674
                                                  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                   $ 696,716   $ 145,678
                                                  ==========    =========
    Interest                                       $  38,782    $ 22,200
                                                   =========    =========


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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1996, and the consolidated results of operations and cash flows for the periods ended July 31, 1996 and 1995. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the nine and three month periods ended July 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

  Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Results of Operations

    For the Nine Months ended July 31, 1996 compared to the Nine Months ended July 31, 1995

    Revenues increased approximately $5,551,000, or 59%, to approximately $14,913,000 for the nine months ended July 31, 1996 as compared to approximately $9,362,000 for the nine months ended July 31, 1995. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1996; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) an increase in the average price per contract sold. The increase in the number of service contracts accepted for administration during fiscal 1996 was primarily due to the aggressive efforts by the Company in enrolling additional dealers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Cost of services provided, which consist primarily of claims costs, increased by approximately $2,183,000, or 104%, to approximately $4,281,000 in the nine months ended July 31, 1996, as compared to approximately $2,098,000 in the nine months ended July 31, 1995. As a percentage of revenues, cost of services provided increased to 29% in the nine months ended July 31, 1996 as compared to 22% in the same period in 1995. The increase was due to a number of factors: (i) claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis; and, as anticipated (ii) there has been a shift in the mix of contracts sold; and (iii) the average claim cost has increased.

    Selling, general and administrative expenses increased by approximately $2,934,000, or 42%, to approximately $9,846,000 in the nine months ended July 31, 1996, up from approximately $6,912,000 in the nine months ended July 31, 1995. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume and increased sales promotion and travel expenditures; and (ii) increases in general and administrative expenses due to increased personnel and telephone costs as a result of additional staffing to handle increased sales volume. The increase in general and administrative expenses was partially offset by a reduction in licensing fees paid by the Company resulting from the Company's purchase of the license in March 1996 for $100,000. As a percentage of revenues, selling, general and administrative expenses decreased to 66% in the nine months ended July 31, 1996 as compared to 74% in the same period in 1995.

    Other income increased by approximately $87,000 or 38%, to approximately $318,000 in the nine months ended July 31, 1996, as compared to approximately $231,000 in the nine months ended July 31, 1995. This increase is the result of an increase in investment income generated by funds provided by operating activities.

    In the nine months ended July 31, 1996, the Company had income before income taxes of approximately $1,104,000 and recorded a provision for income taxes of approximately $438,000, as compared to income before income taxes of approximately  $400,000  and a  provision  for  income  taxes  of  approximately
$162,000 in the same period in 1995. Net income increased approximately $428,000, or 180%, to approximately $666,000 for the nine months ended July 31, 1996 as compared to approximately $238,000 for the nine months ended July 31, 1995.

    For the Three Months ended July 31, 1996 compared to the Three Months ended July 31, 1995

    Revenues increased approximately $2,215,000, or 60%, to approximately $5,935,000 for the three months ended July 31, 1996 as compared to approximately $3,720,000 for the three months ended July 31, 1995. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1996; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) an increase in the average price per contract sold. The increase in the number of service contracts accepted for administration during fiscal 1996 was due to the aggressive efforts by the Company in enrolling additional dealers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Cost of services provided, which consist primarily of claims costs, increased by approximately $888,000, or 98%, to approximately $1,798,000 in the three months ended July 31, 1996, as compared to approximately $910,000 in the three months ended July 31, 1995. As a percentage of revenues, cost of services provided increased to 30% in the three months ended July 31, 1996 as compared to 24% in the same period in 1995. The increase was due to a number of factors: (i) claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis; and, as anticipated
(ii) there has been a shift in the mix of contracts sold; and (iii) the average claim cost has increased.

    Selling, general and administrative expenses increased by approximately $979,000, or 36%, to approximately $3,735,000 in the three months ended July 31, 1996, up from approximately $2,756,000 in the three months ended July 31, 1995. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel and telephone costs as a result of additional staffing to handle increased sales volume. The increase in general and administrative expenses was partially offset by a reduction in licensing fees paid by the Company resulting from the Company's purchase of the license in March 1996 for $100,000. As a percentage of revenues, selling, general and administrative expenses decreased to 63% in the three months ended July 31, 1996 as compared to 74% in the same period in 1995.

    Other income increased by approximately $35,000 or 39%, to approximately $125,000 in the three months ended July 31, 1996, as compared to approximately $90,000 in the three months ended July 31, 1995. This increase is the result of an increase in investment income generated by funds provided by operating activities.

    In the three months ended July 31, 1996, the Company had income before income taxes of approximately $526,000 and recorded a provision for income taxes of approximately $197,000, as compared to income before income taxes of approximately $145,000 and a provision for income taxes of approximately $61,000 in the same period in 1995. Net income increased approximately $245,000, or 291%, to approximately $329,000 for the three months ended July 31, 1996 as compared to approximately $84,000 for the three months ended July 31, 1995.

Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $12,376,000 at July 31, 1996, as compared to approximately $9,314,000 at October 31, 1995. The increase of approximately $3,062,000 is primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

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

                     PART II - OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended July 31, 1996.




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




September 11, 1996     By:       /s/ Zvi D. Sprung
- - ------------------       -------------------------------------------
      Date                       Zvi D. Sprung
                             Chief Financial Officer