Form 10KSB40
period 1996-10-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1997-01-21
CIK 918184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

           [X]ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required).

   For the fiscal year October 31, 1996 Commission file no.1-12938

                                       OR

         [ ]TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required).

                        For the transition period from to
                               Commission file number

              INTERSTATE NATIONAL DEALER SERVICES, INC.

        (Exact name of registrant as specified in its charter)

    Delaware                                                  11-3078398
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    333 Earle Ovington Blvd.
    Mitchel Field, New York                                        11553
 (Address of principal executive offices)                        (Zip Code)

                                (516) 228-8600
               (Registrant's telephone number, including area code)

      Securities registered under Section 12 (b) of the Exchange Act:
                                                   Name of Each Exchange
       Title of Each Class                          on Which Registered

  Common Stock, par value $.01 per share        NASDAQ & Boston Stock Exchange
  Common Stock Purchase Warrants                NASDAQ & Boston Stock Exchange
  Common Stock Purchase Rights                  NASDAQ & Boston Stock Exchange

      Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended October 31, 1996 were $21,354,148. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 7, 1997 as reported on the NASDAQ SmallCap Market ("NASDAQ"), was approximately $12,737,000.

As of January 7, 1997, Registrant had issued and outstanding 3,384,233 shares of Common Stock.

Transitional Small Business Issuer Disclosure Format (check one): Yes  No  x

PART I

Item 1.  Business

General

    Interstate National Dealer Services, Inc. (the "Company") was incorporated in Delaware in 1991 and commenced operations in November 1991 with the purchase of certain assets and the assumption of certain liabilities of INDS Group, Inc., a California corporation (the "Predecessor") which commenced operations in 1981 under the name Interstate National Dealer Services Group, Inc. The Company's principal executive offices are located at 333 Earle Ovington Blvd., Mitchel Field, New York 11553, and its telephone number is (516) 228-8600.

    The Company designs, markets and administers service contracts and warranties for new and used motor vehicles and recreational vehicles and, to a lesser extent, watercraft, motorcycles and other vehicles. A vehicle service contract is an agreement between either the dealer or the administrator and the vehicle purchaser under which the dealer or the administrator agrees to replace or repair for a specific term designated vehicle parts in the event of a mechanical breakdown. Vehicle service contracts supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options (typically ranging from three months to seven years and/or 3,000 miles to 150,000 miles) generally offered for sale by dealers to vehicle purchasers in a manner similar to other options. In some instances, service contracts are sold directly to the vehicle owners by the Company or others.

    The Company offers a variety of vehicle service contract and warranty programs through its nationwide sales force of approximately 100 independent sales agents consisting of both companies and individuals (the "Agents"). The Company enters into a non-exclusive agreement with each dealer, under which the Company obtains insurance coverage to cover such dealer's liability for claims under its vehicle service contracts and assists such dealer, and purchasers, with the making, processing and adjustment of claims. The Company also administers service contracts and claims for other service contract marketers ("Private Labels"). One such Private Label accounted for approximately 11% of all service contract revenue received by the Company in fiscal 1996.

    In April 1995, the Company formed an affiliated insurance company, National Service Contract Insurance Company Risk Retention Group, Inc. ("NSC"). Prior to March 1996, substantially all of the insurance policies arranged by the Company as administrator to its dealers had been underwritten by The Travelers Indemnity Company ("Travelers") and National Warranty Insurance, Risk Retention Group ("National Warranty"). Commencing March 1996, the insurance policies arranged by the Company were underwritten by Travelers and NSC.

    Each dealer pays a net rate for each service contract or warranty sold by such dealer. This payment includes (i) an administrative fee for the Company from which the Company pays any commission due the Agent, (ii) insurance premiums and fees for the insurance underwriter, and (iii) a claim reserve to be placed in an interest-bearing loss reserve account maintained for the benefit of the contract purchaser. The net rate for service contracts ranges from $75 to over $3,000 per contract with a typical average net rate per contract of $360 for a new car, $400 for a used car and $500 for a new or used recreational vehicle. Each dealer is free to determine the price at which it will sell the service contract to the purchaser. The amount a dealer charges for the service contract in excess of the net rate is additional income to such dealer. The administrative fee for the Company ranges from $30 to $212 (prior to the payment to the Agent of any commission which generally ranges from $10 to $100) per contract, which fee varies based on the type of service contract sold by a dealer.

    The various vehicle service contract programs offered by the Company are designed to provide dealers with an additional source of revenue and to increase dealers' ability to sell vehicles. For example, certain of the Company's programs provide that dealers and other participants (such as Agents) who reach certain sales volumes receive additional revenues if, and to the extent, claims paid on their service contracts are less than the claims reserves maintained for such contracts. Under certain circumstances, the Company may also be entitled to unconsumed claim reserves, including reserves attributable to dealers who have not achieved specified sales volumes of service contracts.

    The Company's business has historically focused on extended warranties for new automobiles and, to a lesser extent, used cars. In the past two fiscal years, however, the mix of the Company's business has changed such that a higher percentage of sales are from warranties for used cars. In addition, the Company has sought to expand into other markets, such as recreational vehicles and watercraft, and has realized an increasing portion of revenues from its recreational vehicle programs.

Marketing

    The Company markets its services and products, using its network of independent Agents, primarily to dealers and, to a lesser extent, leasing companies, finance companies and other service contract marketers. The Company promotes its services and products to the Agents and, to some extent, to dealers primarily through the participation of the Company at trade shows and advertising in trade publications. The Company has also obtained Agents and dealers through recommendations and referrals from existing Agents and dealers and others, some of which receive a commission from the Company upon the sale of its services and products. To assure a high level of competence and awareness of its current administrative services and products, the Company provides initial and on-going training for its Agents and dealers.

    The dealers participating in the Company's programs sell motor vehicles and recreational vehicles manufactured by all of the major manufacturers whose products are sold in North America. Most of the Company's dealers sell products from more than one manufacturer. Accordingly, the Company does not focus its sales and marketing efforts on any one vehicle manufacturer or on any small group of manufacturers.

    To date the Company's penetration in certain markets, such as the watercraft and motorcycle industries, has been low partially as a result of the Company's inability to obtain insurance coverage. To improve its market penetration in these markets, as well as in the new and used motor vehicle and recreational vehicle industries, the Company (a) formed NSC to underwrite insurance policies arranged for by the Company and (b) has increased its promotional and advertising efforts through additional participation in trade shows, increased advertising in trade publications and the recruitment of new Agents.

    The Company enters into an independent agent agreement with each of its Agents which is terminable at any time by the Company or the Agent upon giving of 30 days' written notice or by the Company immediately for cause. The agreement provides that, among other things, the Agents solicit dealers, on a non-exclusive basis, for the Company within designated territories which may include one or more states or portions thereof. Most Agents are compensated on a flat rate commission basis. Agents may sell products and services of other companies, including competitors of the Company, and have no obligation to sell the products and services offered by the Company. As of October 31, 1996, the Company had approximately 100 "active" Agents (that is, Agents who within the prior 12 months have sold the Company's products and services).

    In order to sell service contracts to vehicle owners who had not purchased a service contract through their dealers at the time of the vehicle purchase, the Company also makes sales through its own and a third party's direct marketing facility. To facilitate such sales, the Company offers a service contract financing program. Under the Company's financing program, a purchaser of a service contract is given the option to pay for such contract on a monthly basis over a period of time, without interest. As of October 31, 1996, the Company's receivable from its financing program totaled approximately $3,627,000. The Company believes its exposure from these financed contracts is minimal because the service contract is terminated if the purchaser fails to make his monthly payments to the Company.

    In September 1994, the Company entered into an agreement with Chase Financial Management Corporation ("Chase"), an affiliate of The Chase Manhattan Bank. Pursuant to the agreement, Chase, one of the country's leading providers of retail financing to purchasers of recreational vehicles and marine products, markets the Company's service contract program to its dealer base of approximately 1,000 recreational vehicle and marine dealers in the country.

Competition

    The business of marketing administrative services and related products to dealers, and specifically services related to motor vehicle service contracts, is highly competitive and dominated by the major automotive manufacturers and other independent third-party administrators. The Company is unable to predict the extent to which automobile manufacturers (by, for example, extending the period or parts covered under vehicle warranties) may reduce a dealer's ability to market extended vehicle service contracts such as those administered by the Company.

    Although management of the Company believes that it is competitive with most third-party administrators, the Company's position in the overall market is not significant. In addition, many of the Company's competitors have significantly better financial resources and operating resources than those of the Company. In order to be competitive in the marketplace, the Company provides insurance coverage at competitive prices, offers a range of products and services believed not to be available from most of its competitors and supports sales with service to its dealers and the vehicle purchaser. The Company requires its salespersons and support staff to communicate regularly with its dealers and it maintains a toll-free line to facilitate consumer service.

Seasonality

    A sale of a service contract by the Company is dependent upon the sale of the primary product (such as motor vehicles and recreational vehicles) covered by the service contract. As a result, the Company's revenues are reduced in the winter months when sales of new and used motor vehicles and recreational vehicles are lower in some regions than during the other months of the year.

Government Regulation

    The service contract programs developed and marketed by the Company and its related operations are regulated by the statutes and regulations of a number of states. Generally, some states require registration of administrators and some state statutes concern the scope of service contract coverage and the content of the service contract or warranty document. In the latter instances, these state statutes typically require that specific provisions be included in the contract expressly stating the purchaser's rights in the event of a claim, how the service contract or warranty may be canceled and identification of the insurance underwriter indemnifying the dealers or administrators against loss for performance under the terms of the contracts. The Company believes that it is in compliance in all material respects with the applicable regulations governing vehicle service contracts and warranties in the states in which it does business, and in some cases relies on its insurance underwriters and their managing agents to monitor such regulations and respond to any inquiries from state authorities.

    The issuance of insurance policies in respect of service contracts is regulated under the insurance laws and regulations of the various states. Although the Company believes that its activities as a service contract administrator are not directly proscribed by such regulations, the Company's ability to perform its activities as a service contract administrator is effected by such regulations. The Company does not believe that as a result of performing such activities it can be characterized as an insurance company or insurance agent under any state insurance statute in the states in which it currently operates. In the event that any state insurance regulators require the Company to comply with insurance statutes or regulations or become an insurance agent, the Company will evaluate the cost of such compliance to determine whether the Company will conduct business in the state. NSC, the Company's insurance affiliate, is regulated by federal statutes and must comply with certain state registration requirements. The Company believes that NSC is in compliance in all material respects with the insurance laws and regulations in the states in which NSC does business.

    It is possible that some states in which the Company now conducts business may effect changes in the current laws which may regulate the activities of the Company, including the imposition of new financial or other requirements on the Company. In such event, the Company would have to meet the regulatory requirements or cease to conduct business in such state or states.

    The Company does business in 47 states and believes it has complied in all material respects with applicable regulations in all such states. Of such 47 states, the Company is able to sell only certain products and services in Connecticut, Wisconsin and Washington because of certain insurance regulations in these states. The Company does not currently transact business in Florida but intends to do so in the future through a recently formed subsidiary which is licensed to do business in that state.

Employees

    As of December 31, 1996, the Company had 77 full-time employees and 41 part-time employees. None of the Company employees is represented by a labor union, and the Company considers its relations with its employees to be good.

Forward Looking Statements

    The statements contained in this annual report that are not historical facts are "forward-looking statements." The Company cautions readers of this annual report that a number of important factors could cause the Company's actual future results to differ materially from those expressed in any such forward-looking statements. These important factors, and other factors that could affect the Company, are described in the Company's Current Report on Form

8-K filed with the Securities and Exchange Commission on December 23, 1996. Readers of this annual report are referred to such filing.


Item 2.  Properties

    The Company currently occupies approximately 20,500 square feet of office space at 333 Earle Ovington Blvd., Mitchel Field, New York 11553. Of such space, 13,000 square feet are occupied pursuant to a ten-year lease which commenced March 1, 1995, at an initial annual rent of approximately $300,000 and the remaining 7,500 square feet are occupied pursuant to a six-year sublease which commenced October 1996, at an annual rent of approximately $121,000. (See Note 8 to the Notes to Consolidated Financial Statements for future lease payments under this lease and sublease).


Item 3.  Litigation

    In November 1995, INDS Agency, Inc. an agent for the Company in northern California controlled by Alan Pallie, a shareholder of the Company and a controlling person of the Predecessor, filed a lawsuit against the Company in state court in Northern California alleging various breaches by the Company of its agency agreement and claiming unspecified damages estimated by the plaintiff to exceed $50,000 and requesting declaratory relief as to certain provisions of the Agreement. The Company answered the complaint, successfully obtained the dismissal of certain of the claims and filed counterclaims against INDS Agency. In November 1996, the parties reached an agreement in principle to settle the litigation. Under the terms of the settlement, the Company will pay to INDS
Agency $55,000 on account of its monetary claims and the parties reached agreement as to various other matters in dispute, including the scope of exclusivity of INDS Agency's territory, the computation of commissions and the exclusion of certain types of programs from the agency agreement. The Company reserved for this litigation in its financial statements for the 1996 fiscal year.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters


    Since July 22, 1994, the Company's common stock, par value $.01 per share (the "Common Stock") and the Company's redeemable common stock purchase warrants, exercisable to purchase one share of Common Stock (the "Warrants"), have been traded on the NASDAQ SmallCap Market under the symbols "ISTN," and "ISTNW," respectively, and on the Boston Stock Exchange under the symbols "IST" and "ISTW," respectively. The following table sets forth for the periods indicated the high and low closing sales prices of the shares of Common Stock and Warrants as reported by NASDAQ. The quotations represent prices between dealers and do not include retail mark-up, mark-down or commission.



                                 Common
                                  Stock            Warrants
                                 -------           ---------

                             High      Low       High     Low

    11/01/94 to 01/31/95     4-5/8    1-1/4      7/8      3/16

    02/01/95 to 04/30/95     1-15/16  1-1/8      3/16     1/8

    05/01/95 to 07/31/95     1-15/32   3/4       7/32     1/8

    08/01/95 to 10/31/95     1-21/32   1-5/16    7/32     5/32

    11/01/95 to 01/31/96     2-1/4     1-7/32    11/32    1/8

    02/01/96 to 04/30/96     4-5/8     2-3/8     1-13/16  5/16

    05/01/96 to 07/31/96     5-3/8     3-15/16   1-13/16  1-1/16

    08/01/96 to 10/31/96     6         4-1/2     1-15/16  1-3/8

    11/01/96 to 01/07/97     6         5-1/8     2-1/2    1-10/16


    As of January 7, 1997, there were 39 holders of record of Common Stock and 15 holders of record of Warrants.

    The Company has not paid cash dividends on the Common Stock and does not contemplate paying cash dividends in the foreseeable future. Instead, the Company intends to retain earnings for use in the Company's operations.

    In September 1995, the Board of Directors of the Company adopted a Shareholders Rights Plan (the "Rights Plan") to help protect the Company's stockholders against certain coercive takeover tactics commonly used by corporate raiders to deprive stockholders of the long-term value of their investment through transactions that do not treat all stockholders equally. Under the terms of the Rights Plan, the Board of Directors declared a dividend of one common stock purchase right (a "Right") for each outstanding share of Common Stock of the Company held by stockholders of record on November 10, 1995 (the "Record Date"). Each Right entitles the holder to purchase from the Company one share of Common Stock at a price of $25 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of October 24, 1995 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

    Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or an announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate with a copy of the Summary of Rights to Purchase Common Shares attached thereto. The Rights are not exercisable until the Distribution Date. The Rights will expire on November 10, 2005 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed by the Company, in each case, as described below.

    In the event that, after the Distribution Date, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right. In the event that any person becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right.

    At any time after the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding Common Stock and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which have become void), in whole or in part , at an exchange ratio of one share of Common Stock per Right (subject to adjustment).

    At any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding Common Stock, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

    The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as any person becomes an Acquiring Person no such amendment may adversely affect the interests of the holders of the Rights (other than the Acquiring Person).

    Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

    There is no separate public trading market for the Rights. Until the Distribution Date, the Rights may be transferred with and only with the shares of Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Year ended October 31, 1996 compared to the Year ended October 31, 1995

    Revenues increased approximately $7,605,000, or 55%, to approximately $21,354,000 for the year ended October 31, 1996 as compared to approximately
$13,749,000 for the year ended October 31, 1995. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1996; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) an increase in the average price per contract sold. The increase in the number of service contracts accepted for administration during fiscal 1996 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Cost of services provided, which consist primarily of claims costs, increased by approximately $3,079,000, or 91%, to approximately $6,449,000 in the year ended October 31, 1996, as compared to approximately $3,370,000 in the year ended October 31, 1995. As a percentage of revenues, cost of services provided increased to 30% in the year ended October 31, 1996 as compared to 25% in the same period in 1995. The increase was due to a number of factors anticipated by the Company: (i) claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis; (ii) there has been a shift in the mix of contracts sold, as described under Item 1; and (iii) the average claim cost has increased as more contracts are written on used cars as opposed to new cars and as more contracts are written for recreational vehicles.

    Selling, general and administrative expenses increased by approximately $3,790,000, or 38%, to approximately $13,745,000 in the year ended October 31, 1996, up from approximately $9,955,000 in the year ended October 31, 1995. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and
(ii) increases in general and administrative expenses due to increased personnel, telephone and postage costs as a result of additional staffing to handle increased sales volume. The increase in general and administrative expenses was partially offset by a reduction in licensing fees paid by the Company to the Predecessor resulting from the Company's buy-out of the license in March 1996 for $100,000. As a percentage of revenues, selling, general and administrative expenses decreased to 64% in the year ended October 31, 1996 as compared to 72% in the same period in 1995.

    Other income, net increased by approximately $119,000 or 37%, to approximately $445,000 in the year ended October 31, 1996, as compared to approximately $326,000 in the year ended October 31, 1995. This increase is the result of an increase in investment income generated by funds provided by operating activities.

    In the year ended October 31, 1996, the Company had income before income taxes of approximately $1,604,000 and recorded a provision for income taxes of approximately $641,000, as compared to income before income taxes of approximately  $568,000  and a  provision  for  income  taxes  of  approximately
$228,000 in the same period in 1995. Net income increased approximately $623,000, or 183%, to approximately $963,000 for the year ended October 31, 1996 as compared to approximately $340,000 for the year ended October 31, 1995. Income before income taxes for the year ended October 31, 1995 included non-recurring relocation costs of approximately $183,000.

Liquidity and Capital Resources

    Cash and cash equivalents were approximately $13,230,000 at October 31, 1996, as compared to approximately $9,314,000 of cash and cash equivalents and United States Treasury Notes, at cost, at October 31, 1995. The increase of approximately $3,916,000 is the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment, the payment of long-term debt and the buy-out of the license from the Predecessor.

    The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next fiscal year at the Company's present level of revenues and business activity.

Capital Expenditures

    The Company intends to spend approximately $300,000 in fiscal 1997 for the purchase of new computer hardware and software to enable the Company to increase its sales volume.

Impact of Inflation

    The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Item 7.  Financial Statements

    Annexed hereto starting on page F-1.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of October 31, 1996 and 1995     F-3

  Consolidated Statements of Operations for the years ended
  October 31, 1996 and 1995                                       F-4

  Consolidated Statements of Stockholders' Equity for the years
  ended October 31, 1996 and 1995                                 F-5

  Consolidated Statements of Cash Flows for the years ended
  October 31, 1996 and 1995                                       F-6

  Notes to Consolidated Financial Statements                      F-7

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Interstate National Dealer Services, Inc.:


We have audited the accompanying consolidated balance sheets of Interstate National Dealer Services, Inc. (a Delaware corporation) and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate National Dealer Services, Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP





Melville, New York
January 8, 1997

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF OCTOBER 31, 1996 AND 1995

                  ASSETS                                  1996          1995
                  ------                               --------         -----

CURRENT ASSETS:
  Cash and cash equivalents                       $ 13,230,203     $ 8,341,337
  United States Treasury Notes, at cost              -                 972,600
  Accounts receivable                                4,138,051       2,528,366
  Prepaid expenses                                     250,169         216,201
                                                    -----------     -----------
           Total current assets                     17,618,423      12,058,504

RESTRICTED CASH                                      1,975,505       1,505,511

FURNITURE, FIXTURES AND EQUIPMENT,  at cost,
 less accumulated  depreciation and amortization
 of $283,850 and $150,453, respectively                881,548         586,860

INTANGIBLE ASSETS, less accumulated amortization
 of $81,232 and $59,649, respectively                  143,768          65,351

DEFERRED INCOME TAXES                                  852,980            -

OTHER ASSETS                                           686,945         678,163
                                                  -------------     -----------
                                                   $22,159,169     $14,894,389
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 1,569,897     $ 1,566,799
  Accrued expenses                                     512,115         315,258
  Accrued commissions                                  548,472         553,362
  Reserve for claims                                   653,847         353,497
  Current portion of long-term debt to related party   160,000         200,000
  Other liabilities                                    155,752         103,908
                                                     -----------    -----------
           Total current liabilities                 3,600,083       3,092,824

DEFERRED CONTRACT REVENUE                           10,678,266       5,218,281

CONTINGENCY PAYABLE                                  1,975,505       1,505,511

LONG-TERM DEBT TO RELATED PARTY                          -             160,000
                                                    -----------    ------------
           Total liabilities                        16,253,854       9,976,616
                                                    -----------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares        -               -
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding 3,384,233 and 3,325,167 shares,
   respectively                                         33,843          33,252
  Additional paid-in capital                         4,347,592       4,324,116
  Retained earnings                                  1,523,880         560,405
                                                   ------------    ------------

           Total stockholders' equity                5,905,315       4,917,773
                                                   ------------    ------------
                                                  $ 22,159,169    $ 14,894,389


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995


                                                     1996           1995

REVENUES                                         $ 21,354,148   $ 13,749,249

OPERATING COSTS AND EXPENSES:
  Costs of services provided                        6,449,347      3,369,572
  Selling, general and administrative expenses     13,745,177      9,954,647
  Relocation costs (Note 1)                            -             182,725
                                                   ----------      ---------
           Operating income                         1,159,624        242,305

OTHER INCOME (EXPENSE):
  Interest income                                     499,118        364,502
  Interest expense                                    (54,556)       (38,955)
                                                 -------------    -----------
           Income before income taxes               1,604,186        567,852

PROVISION FOR INCOME TAXES                            640,711        228,340
                                                 -------------    -----------

           Net income                            $    963,475    $   339,512
                                                 =============   ============

Net income per share                                $     .27        $   .10
                                                    =========        ========

Weighted average shares outstanding                 3,501,983      3,458,592
                                                   ==========      ==========









      The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995



                               Common Stock                Additional
                             Number of          Paid-in     Retained
                               Shares   Amount  Capital     Earnings    Total



BALANCE AT OCTOBER 31, 1994   3,325,167 $33,252 $4,324,116 $  220,893 $4,578,261

Net income for the year ended
 October 31, 1995                  -        -        -        339,512    339,512
                              --------- ------- ----------    ------- ----------


BALANCE AT OCTOBER 31, 1995   3,325,167  33,252  4,324,116    560,405  4,917,773

Shares issued pursuant to
 exercise of stock options       59,066     591     23,476       -        24,067

Net income for the year ended
 October 31, 1996                  -        -        -        963,475    963,475
                              --------- ------- ----------    ------- ----------



BALANCE AT OCTOBER 31, 1996   3,384,233 $33,843 $4,347,592 $1,523,880 $5,905,315
                              ========= ======= ========== ========== ==========


















       The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995


                                                       1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  963,475  $  339,512
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                      203,262     100,600
   Deferred income taxes                             (852,980)       -
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                            (1,609,685) (1,220,831)
    Prepaid expenses                                  (33,968)   (127,368)
    Restricted cash                                  (469,994)    520,983
    Other assets                                      (45,198)   (618,614)
    Accounts payable                                    3,098     842,353
    Accrued expenses                                  196,857     257,232
    Accrued commissions                                (4,890)    211,077
    Reserve for claims                                300,350     174,457
    Other liabilities                                  51,844      79,300
    Deferred contract revenue                       5,459,985   3,232,055
    Contingency payable                               469,994    (520,983)
                                                   ----------   ----------

       Net cash provided by operating activities    4,632,150   3,269,773
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net redemptions of United States Treasury Notes     972,600       2,530
  Purchase of furniture, fixtures and equipment, net (439,951)   (462,555)
  Purchase of license                                (100,000)       -
                                                     ---------   ---------
       Net cash provided by (used in) investing
        activities                                    432,649    (460,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of long-term debt to related party         (200,000)       -
  Proceeds from exercise of stock options              24,067        -
                                                     ---------  ----------
       Net cash used in financing activities         (175,933)       -
                                                   -----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS           4,888,866   2,809,748

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        8,341,337   5,531,589
                                                   ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR           $ 13,230,203 $ 8,341,337
                                                 ============ ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                                 $ 1,457,621  $   206,028
                                                 ============ ===========
    Interest                                     $    64,311  $    22,200
                                                 ============ ===========


      The accompanying notes to financial statements are an integral part of these consolidated statements.

            INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1996 AND 1995

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

Interstate National Dealer Services, Inc. and subsidiaries (the "Company") designs, markets and administers service contracts and warranties in the continental United States for new and used motor vehicles and recreational vehicles and to a lesser extent, watercraft, motorcycles and other vehicles. A vehicle service contract is an agreement between either the dealer or the administrator and the vehicle purchaser under which the dealer or the administrator agrees to replace or repair for a specific term designated vehicle parts in the event of a mechanical breakdown. Vehicle service contracts supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options (typically ranging from three months to seven years and/or 3,000 miles to 150,000 miles) generally offered for sale by dealers to vehicle purchasers in a manner similar to other options. In some instances, service contracts are sold directly to the vehicle owners. The Company enters into a non-exclusive agreement with each dealer, under which the Company obtains insurance coverage to cover such dealer's liability for claims under its vehicle service contracts and assists such dealer, and purchasers, with the making, processing and adjustment of claims. The Company also administers service contracts and claims for other service contract marketers. In April 1995, the Company formed an affiliated insurance company, National Service Contract Insurance Company Risk Retention Group, Inc. ("NSC"). Prior to March 1996, substantially all of the insurance policies arranged by the Company as administrator to its dealers had been underwritten by two non-affiliated insurance companies. Commencing March 1996, the insurance policies arranged by the Company are underwritten by NSC and a single non-affiliated insurance company.

On November 1, 1991, the Company purchased for $200,000 certain assets of INDS Group, Inc. (hereinafter referred to as "Seller") and commenced operations. The purchase price was allocated to the assets acquired as follows:

    Covenant not-to-compete agreement         $ 100,000
    Other assets                                 30,000
    Leasehold interest                           25,000
    Furniture, fixtures and equipment            20,000
    Excess of cost over fair value of
     net assets acquired                         25,000
                                              ---------
                                              $ 200,000
                                              =========

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. As required for insurance companies, NSC has a December 31 year end.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation for all assets acquired prior to fiscal 1995 is calculated using accelerated methods over the estimated useful lives of the assets. Depreciation for all assets acquired thereafter is calculated using the straight line method over the estimated useful lives of the assets. The asset lives are as follows:
      Furniture and fixtures          7 years
      Office equipment                5 to 10 years
      Leasehold improvements          The remaining lease term or useful life of
                                      asset, whichever is shorter.

Restricted Cash

Pursuant to an agreement among the Company, the non-affiliated underwriter of the insurance policies administered by the Company and its managing agent, a specified amount is required to be deposited into an escrow account for each contract sold by the Company and underwritten by such insurer. These funds held in escrow by an independent third party are to be used for paying the costs of administering service contracts should the Company be unable to do so for any reason. Under the agreement, the Company is entitled to receive on a quarterly basis, any funds in excess of a specified amount for each active service contract. For the years ended October 31, 1996 and 1995, the Company received approximately $98,000 and $155,000, respectively, of such funds, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in this escrow account totaled approximately $732,000 and $758,000 at October 31, 1996 and 1995, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Certain of the service contract programs offered by the Company provide that the claim reserves generated by each dealer be placed in interest-bearing accounts maintained by PNC Bank, New England. To the extent such reserves are unconsumed on expired contracts, then (a) with respect to dealers who reach specified sales volumes of service contracts, such unconsumed reserves and any interest earned thereon are distributed (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level) to the dealer and (b) with respect to each other dealer, such unconsumed reserves and any interest earned thereon are distributed to the Company (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level). The Company received approximately $244,000 and $37,000 of such unconsumed reserves for the years ended October 31, 1996 and 1995, respectively, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in these interest-bearing accounts totaled approximately $1,243,000 and $748,000 at October 31, 1996 and 1995, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Intangible Assets

Intangible  assets,  which consist of a license  agreement with the Seller (Note
8), a covenant not-to-compete agreement with the Seller and the excess of cost over the fair value of net assets acquired relating to the acquisition of the Company, are being amortized on a straight-line basis as follows:

    License agreement                        10 years
    Covenant not-to-compete agreement         7 years
    Excess of cost over fair value of net
     assets acquired                          5 years

Reserve for Claims

Reserve for claims represents claims that were approved for payment as of October 31, 1996 and 1995, but not paid as of those respective dates.

Revenues

Revenues relating to administrative and insurance fees from the sale of vehicle service contracts are recognized when the service contract sold by the dealer is approved and accepted by the Company. Revenues are deferred on vehicle service contracts in those instances where the Company directly receives cash for that portion of the total service contract that is allocated to estimated claims reserves. Deferred contract revenue is recorded as earned over the life of the service contract in proportion to expected claims.

Relocation Costs

In March 1995, the Company consolidated and relocated its Great Neck, New York and Novato, California offices to its new corporate headquarters located in Mitchel Field, New York. In connection with this relocation, the Company incurred related training and relocation expenses of approximately $183,000 for the fiscal year ended October 31, 1995.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This pronouncement establishes financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years and requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income after adjustment for those permanent items which are not considered in the determination of taxable income. Deferred taxes result when the Company records deductions or recognizes revenue for income tax purposes in a different year than for financial reporting purposes.

Net Income Per Share

Net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents are considered in the weighted average share computation for periods in which they are dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standard

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value based method of accounting and reporting for stock-based compensation. Under SFAS 123, companies may elect to follow the new fair value based method or to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company is required to adopt SFAS 123 in its fiscal year 1997 and anticipates continuing to follow the accounting guidance of APB 25 with pro forma disclosure of the fair value method specified in SFAS 123.

2.  FURNITURE, FIXTURES AND EQUIPMENT:

Furniture, fixtures and equipment consists of the following :

                                     October 31,
                                   1996      1995
                                  ------    -----

    Furniture and fixtures    $  325,429 $ 224,889
    Office equipment             791,465   484,836
    Leasehold improvements        48,504    27,588
                              ---------- ---------
                               1,165,398   737,313
    Less:Accumulated
     depreciation and
      amortization               283,850   150,453
                               --------- ---------
                               $ 881,548 $ 586,860

3.  INTANGIBLE ASSETS:

Intangible assets consists of a license agreement with the Seller and amounts allocated from the purchase price in connection with the acquisition of the Company's assets and operations on November 1, 1991, and are summarized as follows:
                                          October 31,
                                         1996     1995
                                         ----     ----

    License agreement                 $100,000  $   -
    Covenant not-to-compete agreement  100,000   100,000
    Excess of cost over fair value of
      net assets acquired               25,000    25,000
                                       -------   -------
                                       225,000   125,000

    Less:  Accumulated amortization     81,232    59,649
                                       -------   -------
                                      $143,768  $ 65,351
                                      ========  ========

4.  INCOME TAXES:

The provision for income taxes consists of the following :

                                   October 31,
                                    1996      1995
                                    ----      ----

         Federal :
         Current                $1,157,105   $175,693
         Deferred                 (660,771)       -

         State :
         Current                   336,586     52,647
         Deferred                 (192,209)      -
                                  ---------   -------
                                  $640,711   $228,340
                                  ========   ========

The deferred income taxes of approximately $853,000, the majority of which has been paid as of October 31, 1996, result from temporary differences between the financial accounting and income tax treatment of deferred contract revenue.

The differences between the provision for income taxes and income taxes computed using the U.S. Federal income tax rate were as follows :
                                       October 31,
                                     1996      1995
                                     ----      ----

    U.S. Federal statutory rate       34%       34%
    State income taxes, net of
     Federal benefit                   6         6
                                      ---       ---
    Effective tax rate                40%       40%
                                      ===       ===


5.  LONG-TERM DEBT TO RELATED PARTY:

Long-term debt to related party consists of unsecured notes payable to Target Insurance Ltd. ("Target"), which is owned by certain shareholders of the Company, as follows:
                                                            October 31,
                                                          1996       1995
                                                          ----       ----
 Note payable, with interest at the greater of (a) 10%
  or (b) 1% above the prime rate of interest, paid
  October 24, 1996                                       $    -    $200,000

 Note payable, with interest at 8.5%, due October 21,
  1997                                                    100,000   100,000

 Note payable, with interest at 8%, due October 21,
  1997                                                     60,000    60,000
                                                          -------   -------
                                                          160,000   360,000
 Less: Current portion                                   (160,000) (200,000)
                                                         --------- --------
                                                         $   -     $160,000
                                                         ========= ========

6.  STOCKHOLDERS' EQUITY:

a)  Warrants

In connection with a July 1994 public offering of Common Stock, the Company issued warrants for the purchase of 1,225,100 shares of its Common Stock at a price per share of $5.50. Each warrant is exercisable on or before July 1999.

b)  1993 Stock Option Plan

On November 1, 1992, the Company granted certain officers and employees non-qualified stock options for the purchase of up to 184,000 shares of common stock and on May 5, 1993, such non-qualified stock options were formally included in the Company's 1993 Stock Option Plan (the "Plan") adopted as of such date. Under the Plan, as amended, 344,000 shares of common stock have been reserved for issuance upon exercise of incentive stock options or non-qualified stock options to be granted to officers and employees who are instrumental to the success of the Company. The majority of options are exercisable in increments of 20% of the underlying option shares per annum following the first anniversary of the issuance date. However, no option shall be exercisable after the expiration of ten years from the date the option was granted.

The following options to purchase the Company's common shares were outstanding under the Plan at October 31, 1996:

                                     Number        Option
                                    of Shares       Price
                                    --------        -----

    October 31, 1994                172,667          $ .40
      Granted                        48,000           1.50
      Exercised                       -                 -
      Canceled                        -                 -
                                    -------
    October 31, 1995                220,667            .40  - 1.50
      Granted                       154,934          1.3125 - 4.25
      Exercised                     (59,066)          .40   - 1.50
      Canceled                      (39,701)          .40   - 1.50
                                    -------
    October 31, 1996                276,834          $.40   - 4.25
                                    =======

As of October 31, 1996, options to purchase 140,434 shares were exercisable and 8,100 shares were available for future grant.

c)  1996 Incentive Plan

On December 18, 1995 the Board of Directors of the Company approved the 1996 Incentive Plan (the "Incentive Plan"). The Incentive Plan authorizes the granting of incentive awards through grants of share options, grants of share appreciation rights, grants of share purchase awards and grants of restricted share awards to those individual directors and/or employees who are instrumental to the success of the Company. The aggregate number of shares which may be issued pursuant to the Incentive Plan shall not exceed 300,000. In 1996, the Company granted certain directors, officers and employees stock options for the purchase of up to 105,000 shares of common stock at exercise prices ranging from $4.00 per share to $4.75 per share. The majority of options issued under the Incentive Plan are exercisable in increments of 20% of the underlying option shares per annum following the first anniversary of the issuance date. However, no option shall be exercisable after the expiration of ten years from the date the option was granted. As of October 31, 1996, 105,000 options were outstanding under the Incentive Plan, none of which were exercisable, and 195,000 shares were available for future grant.

d)  Other Options

On June 12, 1996, the Company granted certain officers non-qualified stock options for the purchase of 180,000 shares of common stock, half at an exercise price of $4.50 per share and half at an exercise price of $4.75 per share. These exercise prices exceeded the market value per share on the date of grant. The options were immediately exercisable and expire ten years from the date of grant.


e)  Shareholders Rights Plan

In September 1995, the Board of Directors of the Company adopted a Shareholders Rights Plan (the "Rights Plan") to help protect the Company's stockholders against certain coercive takeover tactics commonly used by corporate raiders to deprive stockholders of the long-term value of their investment through transactions that do not treat all stockholders equally. Under the terms of the Rights Plan, the Board of Directors declared a dividend of one common stock purchase right (a "Right") for each outstanding share of Common Stock of the Company held by stockholders of record on November 10, 1995. Each Right entitles the holder to purchase from the Company one share of Common Stock at a price of $25 per share, subject to adjustment.

7.  RELATED PARTY TRANSACTIONS:

I.N.D.S. Agency, Inc., a company controlled by a shareholder of the Company executed an agent agreement with the Seller which was assumed by the Company upon the acquisition of the business in 1991. Under the terms of the agreement, such company receives a commission for each service contract it places. The Company recorded commission expense relating to this agreement of approximately $698,000 and $618,000 for the years ended October 31, 1996 and 1995, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

Leases

In December 1994, the Company entered into a 10 year lease agreement for office space in Mitchel Field, New York which enabled the Company to consolidate its Great Neck, New York and Novato, California operations. The term of the lease commenced on March 1, 1995 and shall terminate on February 28, 2005. In May 1996, the Company entered into a 6 year sublease for additional office space at its Mitchel Field location. The term of the sublease commenced on October 1, 1996 and shall terminate on November 30, 2002. Future minimum lease payments under the lease and sublease are as follows:

           Fiscal year                       Amount
           -----------                       ------
              1997                       $  479,000
              1998                          501,000
              1999                          520,000
              2000                          535,000
              2001                          550,000
           Thereafter                     1,532,000
                                          ---------
                                         $4,117,000
                                         ==========

Rent expense totaled approximately $368,000 and $278,000 for the years ended October 31, 1996 and 1995, respectively.

Royalties

In connection with the acquisition of the Company, the Seller and the Company entered into a License Agreement dated September 25, 1991, pursuant to which the Seller granted the Company a ten-year exclusive license to use certain programs, administrative systems, computer systems, reports, software, trade names and other proprietary rights developed by the Seller in connection with the business. Under the terms of the License Agreement, with respect to each vehicle service contract entered into between a dealer and its customer, the Company paid to the Seller a royalty in an amount equal to the lesser of (a) $5.00 per vehicle service contract or (b) 15% of the administrative fee paid to the Company thereunder. Upon the payment of an aggregate of $1,100,000 in royalties to the Seller, the Company had the right to purchase such licensed products for $100,000 payable in three monthly installments of $33,333. In March 1996, after having paid an aggregate of $1,100,000 in royalties to the Seller under the License Agreement, the Company exercised its right and purchased the license. Royalty expense incurred in connection with this agreement totaled approximately $121,000 and $340,000 for the years ended October 31, 1996 and 1995, respectively.

Employment Agreements

a) On December 1, 1993, the Company entered into a five-year employment agreement with its chairman and chief executive officer at an annual salary of $150,000 plus a non-accountable reimbursement of expenses of $1,000 per month. In fiscal 1996, the employment agreement was amended to extend its term for an additional five years from the original date of termination. During the term of such agreement, the chairman is entitled to receive an annual bonus at the discretion of the Company's Board of Directors. The chairman is also provided with the use of a leased car and reimbursed for all operating expenses thereof. Under the terms of such agreement, if the chairman's employment with the Company is terminated other than for cause, he is entitled to receive an amount equal to the greater of (a) the aggregate salary and discretionary bonus paid or payable by the Company for the most recent two fiscal years prior to his termination of employment or
    (b) the aggregate salary payable from the date of termination of employment through the expiration of such agreement. In fiscal 1995, the Company amended the employment contract to provide for assistance to the chairman with respect to the purchase by his trustee of split-dollar life insurance policies which benefit the chairman and his family. The funds disbursed by the Company are included in other assets in the accompanying consolidated balance sheets in the amount of approximately $123,000 and $60,000 at October 31, 1996 and 1995, respectively. This amount will be fully reimbursed to the Company in the event of death of the insured or termination of the agreement.

b) On December 1, 1993, the Company entered into a five-year employment agreement with its former chief financial officer at an annual salary of $72,000 plus a non-accountable reimbursement of expenses of $250 per month. On December 18, 1995, the Company amended the employment agreement naming the former chief financial officer to the position of chief operating officer and president at an annual salary of $100,000 effective November 1, 1995. In fiscal 1996, the employment agreement was further amended to extend its term for an additional five years from the original date of termination. During the term of such agreement, the president is entitled to receive an annual bonus at the discretion of the Company's Board of Directors. The president is also provided with the use of a leased car and is reimbursed for all operating expenses thereof. Under the terms of such agreement, if the president's employment with the Company is terminated other than for cause, she is entitled to receive an amount equal to the aggregate salary paid or payable by the Company for the most recent two fiscal years prior to her termination of employment.

c) As of December 1, 1993, the Company entered into a five-year employment agreement with its vice president, marketing, at an annual salary of approximately $69,000 including reimbursement of expenses incurred in connection with the use of his car. He also receives monthly commissions in an amount equal to 2% of (a) all administrative fees paid to the Company during such month minus (b) the aggregate selling expenses incurred for such month minus (c) $150,000. In fiscal 1996, the employment agreement was amended to extend its term for an additional three years from the original date of termination. During the term of such agreement, the vice president, marketing, is entitled to receive an annual bonus at the discretion of the Company's Board of Directors. Under the terms of such agreement, if his employment with the Company is terminated other than for cause, he is entitled to receive compensation in an amount equal to the aggregate salary paid or payable by the Company to him for the most recent two fiscal years prior to his termination of employment.

    The future aggregate minimum annual compensation required under these agreements is approximately $319,000.

Litigation

In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

9.  MERGER:

INDS Holdings, Inc. ("Holdings") was formed in connection with the acquisition of the business from the Seller. Certain directors/officers/shareholders of the Company owned 100% of the outstanding shares of common stock of Holdings. Target, which is also owned by the directors/officers/shareholders, owned 100% of all the outstanding shares of preferred stock of Holdings.

On November 12, 1993, Holdings, the owner of 935,000 shares of common stock of the Company, merged with and into the Company. Pursuant to such merger, (a) each of the officers referred to above received 467,500 shares of common stock of the Company and (b) Target, in exchange for the preferred stock of Holdings, received a promissory note issued by the Company in the principal amount of $60,000 maturing on October 21, 1997, and bearing interest at a rate of 8% per annum. In addition, pursuant to such merger, the Company became obligated under the terms of a loan made by Target to Holdings, which loan is evidenced by a promissory note dated October 22, 1991 in the principal amount of $100,000. Such promissory note matures on October 21, 1997, and bears interest at a rate of 8.5% per annum. These notes are further described in Note 5.

Item 8. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure

    None.


PART III


Item  9.  Directors, Executive Officers, Promoters  and  Control
          Persons: Compliance with Section 16 (a) of the Exchange Act

    The table below sets forth certain information as of January 7, 1997 with respect to the executive officers, directors and certain significant employees of the Company. Other than Chester J. Luby and Cindy H. Luby, who are father and daughter, none of the executive officers or directors of the Company is related.

    Name                            Age              Position

Chester J. Luby. . . . . . . .       65   Chairman, Chief Executive Officer and
                                           Director*

Cindy H. Luby. . . . . . . . .       42   President, Chief Operating Officer
                                           and Director**

Lawrence J. Altman . . . . . .       49   Vice President, Marketing

Zvi D. Sprung . . . . . . . ..       47   Chief Financial Officer, Treasurer
                                           and Secretary

Albert V. Meneses . . .  . . .       45   Vice President, Claims

Louis F. Dente . . . . . . . .       66   Director+

Robert E. Schulman . . . . . .       71   Director***

William H. Brown . . . . . . .       66   Director**

Donald Kirsch. . . . . . . . . .     65   Director*


    * Term expires 1997

  **  Term expires 1998

 ***  Term expires 1999

   +  Mr. Dente resigned from the Board on January 6, 1997.

    The Board of Directors of the Company is divided into three classes serving staggered three year terms. The Certificate of Incorporation provides that directors may be removed with or without cause only upon the affirmative vote of holders of at least 66-2/3% of the voting power of the then outstanding shares of any class or series of capital stock of the Company entitled to vote generally in the election of directors, voting as a class.

    Chester J. Luby has been the Chairman, Chief Executive Officer, a director and a principal stockholder of the Company since its inception in 1991. For more than five years, Mr. Luby has been the president and a principal stockholder of Target Agency, Inc. ("Agency"), Target Insurance Ltd., a Bermuda joint stock company ("Target"), and Dealers Extended Services, Inc. ("DESI"), private companies involved in various aspects of insurance and service contract businesses. Mr. Luby is a graduate of the University of Chicago and Yale Law School and a member of the New York and Florida bars.

    Cindy H. Luby was  elected  President  and Chief  Operating  Officer  of the
Company in December 1995 and has been a director of the Company since its inception. Ms. Luby was Vice President, Chief Financial Officer, Treasurer and Secretary of the Company from its inception in 1991 until December 1995. For more than five years, Ms. Luby has been a vice president of Agency, Target and DESI. Ms. Luby is a licensed life and property and casualty insurance agent and is a graduate of Wellesley College and General Motors School of Merchandising and Management.

    Lawrence J. Altman has been the Vice President, Marketing, of the Company since its inception in 1991. For more than five years Mr. Altman has been a vice president of Agency and DESI. From 1973 to the present, Mr. Altman has been in the vehicle service contract industry as an employee of companies selling or designing, marketing and administering such contracts as well as an independent agent marketing such contracts.

    Zvi D. Sprung joined the Company in August 1995 and was elected Chief Financial Officer, Treasurer and Secretary in December 1995. Prior to joining the Company, Mr. Sprung was Controller of Advanced Media, Inc. (1994-95), CFO of Pharmhouse Corp. (1992-94) and Controller of Long Lake Energy Corporation (1987-92). Mr. Sprung is a Certified Public Accountant in the state of New York.

    Albert V. Meneses was elected Vice President, Claims of the Company in April 1995. From inception in 1991 until 1994, Mr. Meneses was Claims Supervisor of the Company and from 1994 until April 1995 Mr. Meneses was Claims Manager. From 1989 to inception Mr. Meneses was a Claims Adjuster for the Predecessor. From 1972 to 1989, Mr. Meneses was in the automotive industry as a service manager for various dealers and distributors.

    Louis F. Dente has been a director and a principal stockholder of the Company from its inception in 1991 until his resignation on January 6, 1997. From 1991 until November 1995 Mr. Dente was the President of the Company and from 1981 until the Company commenced operations in 1991, Mr. Dente was the Executive Vice President of the Predecessor.

    Robert E. Schulman is President of MRN Capital Company, a private venture capital company, and Vice President and Director of Carbo Industries, Inc., a private gasoline and oil distribution company. Until December 31, 1993, he was President and Chairman of the Board of Sound One Corp., a public motion picture post production company. He is currently a financial tax consultant to various other companies and a certified public accountant and has been a director of the Company since September 1994.

    William H. Brown has been President of Leroy Holdings, Inc., a privately held vehicle leasing company, for more than the last five years. He has been a director of the Company since September 1994.

    Donald Kirsch is Chairman and President of The Wall Street Group, Inc. and President and Chief Executive Officer of Wall Street Consultants, Inc., financial consulting and public relations firms. He was elected a director by the Board of Directors in December 1996.

Item 10.  Executive Compensation

    The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer and to its executive officers whose salaries and bonuses exceeded $100,000 during the fiscal year ended October 31, 1996 (the "Named Executives"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the years indicated.


                          Summary Compensation Table


                                                    Long-Term
                                                   Compensation
                    Fiscal Year        Annual       Securities
  Name and            Ended          Compensation   Underlying     All Other
Principal Position  October 31,    Salary    Bonus   Options    Compensation (4)

Chester J.Luby (1)    1996       $153,975  $72,815   170,000       $62,920
 Chairman and Chief   1995        150,000   37,484    15,000        60,000
 Executive Officer    1994        143,500
       -

Cindy H. Luby (2)     1996        106,184   48,543   146,434          -
 Presient and Chief   1995         73,980   24,990     5,000          -
 Operating Officer    1994         73,266     -                        -

Lawrence J. Altman(3) 1996        134,702    5,000    26,500          -
 Vice President,      1995        104,300     -        5,000          -
    Marketing         1994         76,426     -                        -



(1) Annual compensation paid to Mr. Luby was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Mr. Luby, as amended.

(2) Annual compensation paid to Ms. Luby was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Ms. Luby, as amended.

(3) Annual compensation paid to Mr. Altman was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Mr. Altman, as amended.

(4) Amount includes $62,920 and $60,000 of split dollar life insurance premiums paid by the Company for the benefit of Mr. Luby. Amount does not include certain other personal benefits, the total value of which was less than the lesser of $50,000 or ten percent of the total salary and bonus paid or accrued by the Company for services rendered by such officer during the fiscal year indicated.


    In fiscal 1996 the Directors of the Company who were not otherwise affiliated with the Company, received a fee of $1,000 plus travel expenses for attendance at Board or Committee meetings, while Directors that were employees of the Company did not receive any compensation for their attendance at Board or Committee meetings. In addition, Directors of the Company who were not otherwise affiliated with the Company were awarded 15,000 options to purchase Common Stock under the Company's 1996 Incentive Plan. Messrs. Schulman and Brown were granted these options in April 1996 upon approval by the Company's stockholders of the Incentive Plan. Mr. Kirsch was granted these options in December 1996 upon his election to the Board of Directors. These options, none of which are currently exercisable, become exercisable at the rate of 5,000 options per year.

    The following table sets forth certain information concerning options granted during the fiscal year ended October 31, 1996 to the Named Executives. The Company did not grant any stock appreciation rights during the fiscal year ended October 31, 1996.

                      Option Grants in Last Fiscal Year



                Number of    Percentage of Total
                Securities      Option Shares
                Underlying     Granted Employees   Exercise Price   Expiration
 Name         Options Granted   in Fiscal 1996        Per Share        Date

Chester J.Luby (1) 10,000          2.27%              $1.4438       12/18/2005
               (1) 10,000          2.27%               1.9688       12/18/2005
               (2) 50,000         11.37%               4.2500       06/12/2006
               (2) 50,000         11.37%               4.5000       06/12/2006
               (2) 50,000         11.37%               4.7500       06/12/2006


Cindy H. Luby  (1) 10,000          2.27%              $1.3125       12/18/2005
               (1) 10,000          2.27%               1.9688       12/18/2005
               (2) 46,434         10.55%               4.2500       06/12/2006
               (2) 40,000          9.09%               4.5000       06/12/2006
               (2) 40,000          9.09%               4.7500       06/12/2006

Lawrence J.    (1)  2,500          0.57%              $1.3125       12/18/2005
 Altman        (3)  8,000          1.82%               4.2500       06/12/2006
               (3)  8,000          1.82%               4.5000       06/12/2006
               (3)  8,000          1.82%               4.7500       06/12/2006


(1) Grants became exercisable in December 1996, at an annual rate of 20% of the underlying shares of Common Stock.
(2) Grants became exercisable in June 1996.
(3) Grants become exercisable in June 1997, at an annual rate of 20% of the underlying shares of Common Stock.


    The following table sets forth information concerning the exercise of stock options by the Named Executives during the fiscal year ended October 31, 1996 and the value of unexercised options as of October 31, 1996 held by the Named Executives.


               Aggregated Option Exercises in Last Fiscal Year
                                       and
                          Fiscal Year End Option Values


              Shares                                      Value of Unexercised
             Acquired     Value   Number of Unexercised   In-the-Money Options
            on Exercise Realized   Options at October    at October 31, 1996(1)
                                       31,1996
                                  Exercis-  Unexercis-   Exercis-    Unexercis-
                                    able        able       able          able
Chester Luby  10,000    $  9,750   158,000     42,000    $118,375     $156,519
Cindy Luby    13,600      13,260   134,234     37,600     107,995      146,117
Lawrence
 Altman       10,000      26,625    11,400     44,100      52,053      100,535


(1) Based on the closing price of the Common Stock on NASDAQ on October 31, 1996.

Stock Option Plan

    The Company's Amended and Restated 1993 Stock Option Plan, as amended (the "Option Plan"), is designed to attract, retain and motivate key employees by granting them options to purchase Common Stock. The Option Plan provides for the grant of a maximum of 344,000 shares of Common Stock and permits the granting of stock options to employees which are either "incentive stock options" ("ISOs") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "nonqualified stock options" ("NSOs"). The Option Plan is administered by a Stock Option and Compensation Committee of the Board of Directors established for such purpose and consisting of Robert Schulman and William Brown, independent directors of the Board of Directors of the Company. Subject to the terms of the Option Plan, such Committee determines the recipients of options and the number of options to be granted under the Option Plan. The Option Plan also provides for the Stock Option and Compensation Committee to establish an exercise price for ISOs and NSOs that is not less than the fair market value per share at the date of grant. As of October 31, 1996, options to purchase 276,834 shares of Common Stock were outstanding under the Option Plan, 158,234 of which are exercisable at January 7, 1997. Under the Option Plan, a total of 8,100 additional options may be granted.

Incentive Plan

    The Company's 1996 Incentive Plan (the "Incentive Plan"), is designed to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company who will contribute to the Company's long-term success. The Incentive Plan authorizes the granting of incentive awards through grants of options to purchase Common Stock, grants of Common Stock appreciation rights, grants of Common Stock purchase awards and grants of restricted Common Stock. The Incentive Plan provides for the grant of a maximum of 300,000 shares of Common Stock and permits the granting of stock options which are either ISOs meeting the requirements of
Section 422 of the Code, or NSOs. The Incentive Plan is administered by a Committee of the Board of Directors established for such purpose and consisting of Robert Schulman and William Brown, independent directors of the Company. Subject to the terms of the Incentive Plan, such Committee determines the recipients of awards and the number of awards to be granted under the Incentive Plan. The Incentive Plan also provides for the Committee to establish an exercise price for ISOs and NSOs that is not less than the fair market value per share at the date of grant.

    In addition to grants of discretionary awards by the Stock Option and Compensation Committee, the Incentive Plan provides for automatic grants of options to purchase 15,000 shares to all independent directors (as defined in the Incentive Plan) at an exercise price equal to the fair market value of the Common Stock, upon adoption of the Incentive Plan by the stockholders of the Company and, if later, upon the appointment of an independent director to the Board of Directors. As a result of this provision of the Incentive Plan, options to purchase 15,000 shares were automatically granted to each of Messrs. Schulman and Brown in April 1996 and options to purchase 15,000 shares were automatically granted to Mr. Kirsch upon his election in December 1996. As of October 31, 1996, options to purchase 105,000 shares of Common Stock were outstanding under the Incentive Plan, none of which are exercisable at January 7, 1997.

Employment Agreements

      On December 1, 1993, the Company entered into a five-year employment agreement with Chester J. Luby providing for his employment as Chairman and Chief Executive Officer of the Company at an annual salary of $150,000 plus a non-accountable reimbursement of expenses of $1,000 per month. In fiscal 1996, the Company amended the employment agreement to extend its term for an additional five years from the original date of termination. Mr. Luby is entitled to receive during the term of such agreement, an annual bonus at the discretion of the Company's Board of Directors and reimbursement for membership in certain organizations. Mr. Luby is also provided with the use of a leased car and reimbursed for all operating expenses thereof. Under the terms of such agreement, if Mr. Luby's employment with the Company is terminated other than for cause, he is entitled to receive compensation in an amount equal to the greater of (a) the aggregate salary and discretionary bonus paid or payable by the Company for the most recent two fiscal years prior to his termination of employment and (b) the aggregate salary payable to Mr. Luby from the date of termination of employment through the expiration of such agreement. In fiscal 1995 the Company amended the employment agreement to provide for assistance to Mr. Luby with respect to the purchase by his trustee of split-dollar life insurance policies which benefit Mr. Luby and his family. The amounts disbursed by the Company are recorded as non-interest bearing loans and total $122,920 as of October 31, 1996. This amount will be reimbursed to the Company in the event of death of the insured or termination of the agreement.

    On December 1, 1993, the Company entered into a five-year employment agreement with Cindy H. Luby providing for her employment as Chief Financial Officer at an annual salary of $72,000 plus a non-accountable reimbursement of expenses of $250 per month. On December 18, 1995, the Company amended the employment agreement naming Ms. Luby to the positions of Chief Operating Officer and President at an annual salary of $100,000 effective November 1, 1995. In fiscal 1996, the Company further amended the agreement to extend its term for an additional five years from the original date of termination. Ms. Luby is entitled to receive during the term of such agreement, an annual bonus at the discretion of the Company's Board of Directors. Ms. Luby is also provided with the use of a leased car and is reimbursed for all operating expenses thereof. Under the terms of such agreement, if Ms. Luby's employment with the Company is terminated other than for cause, she is entitled to receive an amount equal to the aggregate salary paid or payable by the Company for the most recent two fiscal years prior to her termination of employment.

    As of December 1, 1993, the Company entered into a five-year employment agreement with Lawrence J. Altman providing for his employment as Vice President, Marketing of the Company at an annual salary of $69,150 including reimbursement of expenses incurred in connection with the use of his car. Mr. Altman also receives monthly commissions in an amount equal to 2% of (a) all administrative fees paid to the Company during such month minus (b) the aggregate selling expenses incurred for such month minus (c) $150,000. In fiscal 1996, the Company amended the employment agreement to extend its term for an additional three years from the original date of termination. Mr. Altman is entitled to receive during the term of such agreement, an annual bonus at the discretion of the Company's Board of Directors. Under the terms of such agreement, if Mr. Altman's employment with the Company is terminated other than for cause, he is entitled to receive compensation in an amount equal to the aggregate salary paid or payable by the Company to him for the most recent two fiscal years prior to his termination of employment.

Item 11.  Security Ownership of Certain Beneficial Owners and Management


    The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of January 7, 1997, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer of the Company and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

                                              Shares        Percent of Shares
Name and Address of                         Beneficially       Beneficially
  Beneficial Owner                            Owned              Owned (1)

Chester J. Luby                              680,800(2)           19.0%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Louis F. Dente                               409,116(3)           12.1%
  384 Ocean Avenue North.
  Long Branch, New Jersey 07740

Joan S. Luby                                 492,500(4)           14.5%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Cindy H. Luby                                186,394(5)            5.2%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Lawrence J. Altman                            67,500(6)            2.0%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Zvi D. Sprung                                 14,500(7)             -
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Robert E. Schulman                           101,534(8)            3.0%

William H. Brown                              18,000(9)             -

Donald Kirsch                                 15,000(10)            -

First Wilshire Securities Management, Inc.   408,000(11)          12.1%

All directors and executive officers
 as a group (seven persons)                1,083,728              28.0%



(1) Excludes (i) 1,225,100 shares of Common Stock issuable upon the exercise of the Warrants issued to the public as part of the Company's public offering;
    (ii) 110,000 shares of Common Stock issuable upon the exercise of the Unit Purchase Options issued to the underwriters in the Company's IPO and (iii) 110,000 shares of Common Stock issuable upon exercise of the Warrants issued as part of the Units comprising the Unit Purchase Options. Amount and Percent of Shares Beneficially Owned was computed based on 3,384,233 shares of Common Stock outstanding on January 7, 1997 and, in each person's case, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants (defined below) held by such person, or in the case of all directors and executive officers as a group, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants held by all such members of such group, but does not include the number of shares of Common Stock issuable upon the exercise of any other outstanding options and/or Independent Director Warrants.

(2) Includes 200,000 shares issuable upon the exercise of stock options, 165,000 of which are currently exercisable and the balance of which become exercisable at the rate of 12,000 options per year.

(3) Includes 2,266 shares owned by Mr. Dente's wife.

(4) Includes 15,000 shares issuable upon the exercise of stock options, 5,000 of which are currently exercisable and the balance of which become exercisable at the rate of 5,000 options per year.

(5) Includes 171,834 shares issuable upon the exercise of stock options, 139,234 of which are currently exercisable and the balance of which become exercisable at the rate of 11,800 options per year. Also includes 960 shares owned by Ms. Luby's husband, to which shares Ms. Luby disclaims beneficial ownership.

(6) Includes 55,500 shares issuable upon the exercise of stock options, 12,900 of which are currently exercisable and the balance of which become exercisable at the rate of 13,100 options per year.

(7) All of these shares are issuable upon the exercise of stock options, 500 of which are currently exercisable and the balance of which become exercisable at the rate of 2,900 options per year.

(8) Includes (a) 15,000 shares issuable upon the exercise of stock options, none of which are currently exercisable and which become exercisable at the rate of 5,000 options per year, (b) 3,000 shares issuable upon exercise of warrants to purchase Common Stock (the "Independent Director Warrants"), 1,200 of which are currently exercisable and the balance of which become exercisable at the rate of 600 Independent Director Warrants per year and
    (c) 83,534 shares owned by MRN Capital Company of which Mr. Schulman is a controlling person.

(9) Includes (a) 15,000 shares issuable upon the exercise of stock options, none of which are currently exercisable and which become exercisable at the rate of 5,000 options per year and (b) 3,000 shares issuable upon exercise of Independent Director Warrants, 1,200 of which are currently exercisable and the balance of which become exercisable at the rate of 600 Independent Director Warrants per year.

(10)All of these shares are issuable upon the exercise of stock options, none of which are currently exercisable and which become exercisable at the rate of 5,000 options per year.

(11)Pursuant to Schedule 13G supplied to the Company in July 1996. First Wilshire Securities Management, Inc., a broker and investment advisor, has sole voting power over 86,800 of the 408,000 shares.

    Based solely on its review of copies received by the Company of reports of ownership of and changes in ownership of securities filed with the Securities and Exchange Commission by the Company's officers, directors and greater than 10% shareholders, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended October 31, 1996, all filing requirements applicable to its officers, trustees and greater than 10% shareholders were complied with as required by Section 16 (a) of the Securities and Exchange Act of 1934, as amended.

Item 12.  Certain Relationships and Related Transactions

    On October 25, 1991, in connection with the acquisition by the Company of the assets of the Predecessor (the "Acquisition"), Target made a $200,000 loan to the Company, which loan matured and was paid in October 1996. The loan bore interest at a rate per annum equal to the greater of (i) 10% and (ii) 1% plus the prime rate.

    In connection with the Acquisition, INDS Holdings, Inc. ("Holdings"), a company controlled by Chester and Joan Luby, purchased 935,000 shares of the Company's Common Stock. Upon consummation of the Acquisition, all of the common stock of Holdings was owned by Mr. and Mrs. Luby, and Target owned all of the preferred stock of Holdings. Target is also owned and controlled by Mr. and Mrs. Luby. On November 23, 1993, Holdings was merged into the Company, as a result of which the Company issued to each of Mr. and Mrs. Luby 467,500 shares of Common Stock and issued to Target a promissory Note in the amount of $60,000. This note, which bears interest at the rate of 8% per annum, matures on October 21, 1997. The Company has the right to prepay the note at any time. In addition, as a result of the merger, the Company assumed the obligations of Holdings under a promissory note to Target in the amount of $100,000 arising out of a loan made by Target to Holdings. This note bears interest at 8.5% per annum, matures on October 21, 1997, and is prepayable at any time by the Company.

    In 1984, Agency executed a standard Agent Agreement with the Predecessor, which agreement was assumed by the Company upon the Acquisition. In the Company's fiscal years ended October 31, 1995 and October 31, 1996 Agency was paid commissions aggregating, approximately $11,000 and $650 respectively.

Item 13.  Exhibits, List and Reports on Form 8-K

  A) Exhibits

  Exhibit
  No.                          Description

  2.1 Certificate of Merger of INDS Holdings, Inc. ("Holdings") into the Company.(1)
  3.1  Restated Certificate of Incorporation of the Company.(1)
  3.2  Bylaws of the Company, as amended.(1)
  3.3  Amended and Restated Certificate of Incorporation of the Company.(1)
  3.4  Amended and Restated Bylaws of the Company.(1)
  4.1  Form of Common Stock Certificate.(1)
  4.2  Form of Warrant Agreement and Form of Warrant Certificates.(1)
  4.3  Form  of  Unit  Purchase  Option  Agreement  and  Form  of Unit
       Purchase Option Certificate.(1)
  4.4 Rights Agreement dated as of October 24, 1995 between the Company and Continental Stock Transfer & Trust Company, which includes as exhibits the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.(2)
 10.1  Employment  Agreement  between  the  Company  and  Louis F.
       Dente ("Dente"), dated September 5, 1991.(1)
 10.2 Employment Agreement between the Company and Chester J. Luby, dated as of December 1, 1993.(1)
 10.3 Employment Agreement between the Company and Cindy H.Luby, dated as of December 1, 1993.(1)
 10.4 Employment Agreement between the Company and Lawrence J.Altman, dated as of December 1, 1993.(1)
 10.5  Amended and Restated 1993 Stock Option Plan.(1)
 10.8 License Agreement, dated September 25, 1991, between INDS Group, Inc. ("Seller")as licensor, and the Company, as licensee.(1)
 10.10 Restated Contingent Claim Reserve and Administration Escrow Contract, dated August 7, 1991, among Seller (as predecessor-in-interest to the Company), The Travelers Indemnity Company ("Travelers"), Brokerage Professionals, Inc. ("BPI")and The Massachusetts Company, Inc. (the "Escrow Agent").(1)
 10.11 Replacement Administrator Agreement, dated October 1,1991, among Seller (as predecessor-in-interest to the Company), Travelers, BPI and Automotive Professionals, Inc. ("API").(1)
 10.12 INDS/BPI-Program  Agreement,  dated October 1, 1991,  among Seller
       (as predecessor-in-interest to the Company), Travelers and BPI.(1)
 10.13 Escrow Account Agreement for Automobile Vehicle Service Contract Primary Loss Primary Loss Reserve Funds, dated August 22, 1991, among Seller (as predecessor-in-interest to the Company), BPI and the Escrow Agent.(1)
 10.14 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and Travelers.(1)
 10.15 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and BPI.(1)
 10.16 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and the Escrow Agent.(1)
 10.17 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and the API.(1)
 10.18 Letter Agreement, dated August 8, 1991, with National Warranty Risk Retention Group.(1)
 10.19 Form of Independent Agent Agreement.(1)
 10.20 Form of  Administrator Agreement.(1)
 10.21 Form of Dealer Administrator Agreement.(1)
 10.22 Promissory Note, dated October 22, 1991, executed by Holdings
       (as predecessor-in-interest to the Company) in favor of Target Insurance Ltd.,in the principal amount of $100,000.(1)
 10.23 Consulting Agreement dated December 1, 1992, between the Company and
       MRN Capital Company.(1)

 Exhibit
  No.                          Description

 10.24 Promissory Note, dated November 12, 1993, executed by the Company in favor of Target, in the principal amount of $60,000.(1)
 10.25 Services Agreement, dated as of January 1, 1993, between the Company and Target Agency, Inc.(1)
 10.26 Pre-Incorporation Agreement dated September 25, 1991,among Chester J. Luby, Louis F. Dente and Alan Pallie.(1)
 10.27 Agreement of Purchase and Sale, dated September 25, 1991, between Seller and the Company.(1)
 10.28 Form of Service Contract Financing Program Agreement.(1)
 10.29 Amendment  to  Amended  and  Restated   1993  Stock  Option Plan.(1)
 10.31 Lease, dated December 2, 1994, between The Omni Partners, a Limited Partnership, as lessor, and the Company, as lessee.(3)
 10.32 Amendment to Employment Agreement between the Company and Chester J. Luby, dated as of May 1, 1996.
 10.33 Amendment to Employment Agreement between the Company and Cindy H.
       Luby, dated as of November 1, 1995.
 10.34 Amendment to Employment Agreement between the Company and Cindy H.
       Luby, dated as of May 1, 1996.
 10.35 Amendment to Employment Agreement between the Company and Lawrence J. Altman, dated as of May 1, 1996.
 10.36 1996 Incentive Plan. (4)
 21.1  List of Subsidiaries.
 27    Financial Data Schedule. (5)


 (1)  Incorporated by reference to Registration Statement on Form SB-2,
      File No. 33-74222-NY.
 (2) Incorporated by reference to Registration Statement on Form 8-A dated October 26, 1995.
 (3) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.
 (4)  Incorporated by reference to Registration Statement on Form S-8,
      File No. 333-09571.
 (5)  This Exhibit is filed for EDGAR filing purposes only.



  B) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INTERSTATE NATIONAL DEALER SERVICES, INC.

  January 21, 1997

                            By             /s/Cindy H. Luby
                                            Cindy H. Luby
                               President and Chief Operating Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the date set forth above.

           Signature                             Title


        /s/Chester J. Luby           Chairman of the Board
         Chester J. Luby               (Chief Executive Officer)


        /s/Cindy H. Luby             President and Director
         Cindy H. Luby                 (Chief Operating Officer)


        /s/Zvi D. Sprung             Chief Financial Officer
         Zvi D. Sprung                 (Chief Accounting Officer)


       /s/Robert E. Schulman         Director
         Robert E. Schulman


        /s/William H. Brown          Director
         William H. Brown


        /s/Donald Kirsch             Director
         Donald Kirsch