Form 10QSB
period 1997-01-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1997-03-13
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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

Yes      X                     No


As of March 13,1997, Registrant had issued and outstanding 3,398,233 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                January 31, 1997 and October 31, 1996                     3

                Consolidated Statements of Operations
                for the three months ended January 31,
                1997 and 1996                                             4

                Consolidated Statement of Shareholders'
                Equity for the three months ended
                January 31, 1997                                          5

                Consolidated Statements of Cash Flows for
                the three months ended January 31, 1997
                and 1996                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                          9

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    January 31,   October 31,
                  ASSETS                               1997          1996
                  ------                            ---------      ---------
                                                    Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 12,142,094  $ 13,230,203
  United States Treasury Notes, at cost              1,948,490        -
  Accounts receivable                                5,274,926     4,138,051
  Prepaid expenses                                     202,474       250,169
                                                  ------------    -----------
           Total current assets                     19,567,984    17,618,423

RESTRICTED CASH                                      1,639,038     1,975,505

FURNITURE, FIXTURES AND EQUIPMENT,  at cost,
 less accumulated  depreciation and
 amortization of $328,120 and $283,850,
 respectively                                        1,154,570       881,548

INTANGIBLE ASSETS, less accumulated
 amortization of $91,325 and $81,232,
 respectively                                          133,675       143,768

DEFERRED INCOME TAXES                                  966,227       852,980

OTHER ASSETS                                           703,283       686,945
                                                   -----------   -----------
                                                   $24,164,777   $22,159,169
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 1,857,079   $ 1,569,897
  Accrued expenses                                     755,784       512,115
  Accrued commissions                                  489,697       548,472
  Reserve for claims                                   703,191       653,847
  Current portion of long-term debt to related
   party                                               160,000       160,000
  Other liabilities                                    162,982       155,752
                                                    ----------     ---------
           Total current liabilities                 4,128,733     3,600,083

DEFERRED CONTRACT REVENUE                           12,095,973    10,678,266

CONTINGENCY PAYABLE                                  1,639,038     1,975,505
                                                   -----------    ----------

           Total liabilities                        17,863,744    16,253,854
                                                   -----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares         -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 3,394,233 and 3,384,233
   shares, respectively                                 33,943        33,843
  Additional paid-in capital                         4,351,492     4,347,592
  Retained earnings                                  1,915,598     1,523,880
                                                    ----------    ----------

           Total stockholders' equity                6,301,033     5,905,315
                                                    ----------   ------------
                                                   $24,164,777   $22,159,169
                                                   ===========   ===========


                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                    UNAUDITED



                                                     1997           1996

REVENUES                                          $6,334,237     $4,116,283

OPERATING COSTS AND EXPENSES:
  Costs of services provided                       2,135,681      1,093,573
  Selling, general and administrative expenses     3,693,506      2,878,215
                                                   ---------      ---------

           Operating income                          505,050        144,495

OTHER INCOME (EXPENSE):
  Interest income                                    150,488        114,203
  Interest expense                                    (3,325)        (9,636)
                                                   ----------     ----------
           Income before income taxes                652,213        249,062

PROVISION FOR INCOME TAXES                           260,495        107,405
                                                  ----------      ----------

           Net income                             $  391,718      $ 141,657
                                                  ==========      ==========

Net income per share                                $ .11          $ .04
                                                    ======         ======

Weighted average shares outstanding                3,593,927      3,439,032
                                                   =========     ==========






                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1997
                                    UNAUDITED





                               Common Stock   Additional
                             Number of          Paid-in     Retained
                               Shares   Amount  Capital     Earnings    Total



BALANCE AT OCTOBER 31, 1996   3,384,233 $33,843 $4,347,592 $1,523,880 $5,905,315

Shares issued pursuant to
 exercise of stock options       10,000     100      3,900      -          4,000

Net income for the three
 months ended January
 31, 1997                          -        -        -        391,718    391,718
                              --------- ------- ----------  --------- ----------



BALANCE AT JANUARY 31, 1997   3,394,233 $33,943 $4,351,492 $1,915,598 $6,301,033
                              ========= ======= ========== ========== ==========







                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                                    UNAUDITED

                                                       1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 391,718   $ 141,657
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                       74,945      34,921
   Deferred income taxes                             (113,247)       -
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                            (1,136,875)   (375,216)
    Prepaid expenses                                   47,695      14,731
    Restricted cash                                   336,467    (144,966)
    Other assets                                      (25,339)    (27,495)
    Accounts payable                                  287,182    (161,721)
    Accrued expenses                                  243,669      35,766
    Accrued commissions                               (58,775)    (77,133)
    Reserve for claims                                 49,344     (31,795)
    Other liabilities                                   7,230       3,393
    Deferred contract revenue                       1,417,707     846,211
    Contingency payable                              (336,467)    144,966
                                                    ----------   ---------

      Net cash provided by operating activities     1,185,254     403,319
                                                    ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of United States Treasury Notes (1,948,490) (1,459,783) Purchase of furniture, fixtures and equipment,
   net                                               (328,873)   (117,985)
                                                    ----------  ----------

      Net cash used in investing activities        (2,277,363) (1,577,768)
                                                   ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options      4,000      19,467
                                                     ---------   ---------

      Net cash provided by financing activities         4,000      19,467
                                                     ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (1,088,109) (1,154,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     13,230,203   8,341,337
                                                   ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $12,142,094  $7,186,355
                                                  ===========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                    $ 184,460    $ 33,442
                                                    =========    =========
    Interest                                        $   -        $ 19,425
                                                    =========    =========




                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1997, and the consolidated results of operations and cash flows for the periods ended January 31, 1997 and 1996. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the three months ended January 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

  Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Results of Operations

    For the Three Months ended January 31, 1997 compared to the Three Months ended January 31, 1996

    Revenues increased approximately $2,218,000, or 54%, to approximately $6,334,000 for the three months ended January 31, 1997 as compared to approximately $4,116,000 for the three months ended January 31, 1996. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1997;
(ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) a significant increase in telemarketing revenue. The increase in the number of service contracts accepted for administration during fiscal 1997 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Costs of services provided, which consist primarily of claims costs, increased by approximately $1,042,000, or 95%, to approximately $2,136,000 in the three months ended January 31, 1997, as compared to approximately $1,094,000 in the three months ended January 31, 1996. As a percentage of revenues, cost of services provided increased to 34% in the year ended October 31, 1997 as compared to 27% in the same period in 1996. Claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.


    Selling, general and administrative expenses increased by approximately $815,000, or 28%, to approximately $3,693,000 in the three months ended January 31, 1997, up from approximately $2,878,000 in the three months ended January 31, 1996. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, telephone and postage costs as a result of additional staffing to handle increased sales volume. The increase in general and administrative expenses was partially offset by a reduction in licensing fees paid by the Company resulting from the Company's buy-out of such license in March 1996 for $100,000. As a percentage of revenues, selling, general and administrative expenses decreased to 58% in the three months ended January 31, 1997 as compared to 70% in the same period in 1996.

    Other income, net increased by approximately $42,000 or 40%, to approximately $147,000 in the three months ended January 31, 1997, as compared to approximately $105,000 in the three months ended January 31, 1996. This increase was the result of an increase in investment income generated by funds provided by operating activities.

    In the three months ended January 31, 1997, the Company had income before income taxes of approximately $652,000 and recorded a provision for income taxes of approximately $260,000, as compared to income before income taxes of approximately $249,000 and a provision for income taxes of approximately
$107,000 in the same period in 1996. Net income increased approximately $250,000, or 176%, to approximately $392,000 for the three months ended January 31, 1997 as compared to approximately $142,000 for the three months ended January 31, 1996.

Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost were approximately $14,091,000 at January 31, 1997, as compared to approximately $13,230,000 at October 31, 1996. The increase of approximately $861,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

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


Forward-Looking Statements

    This Form 10-QSB, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. A number of these risks and other factors that might cause differences, some of which could be material, along with additional discussion of forward-looking statements, are set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 1996.




                     PART II - OTHER INFORMATION




Item 6(b) Exhibits and Reports on Form 8-K

      The Company filed a Report on Form 8-K with the Securities and Exchange Commission on December 23, 1996. This Report contained Item 5.




                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.





                       INTERSTATE NATIONAL DEALER SERVICES, INC.




March 13, 1997            By:     /s/ Zvi D. Sprung
   Date                               Zvi D. Sprung
                                 Chief Financial Officer