Form 10QSB
period 1997-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1997-06-10
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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

Yes      X                     No


As of June 10, 1997, Registrant had issued and outstanding 3,399,833 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                April 30, 1997 and October 31, 1996                       3

                Consolidated Statements of Operations
                for the six and three month periods ended
                April 30, 1997 and 1996                                   4

                Consolidated Statement of Stockholders'
                Equity for the six month period ended
                April 30, 1997                                            5

                Consolidated Statements of Cash Flows for
                the six month periods ended April 30,1997
                and 1996                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 6.         Exhibits and Reports on Form 8-K                         10

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       April 30,  October 31,
                  ASSETS                                 1997         1996
                  ------                                ------       -----
                                                      Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $  9,221,319   $13,230,203
  United States Treasury Notes, at cost              6,816,795        -
  Accounts receivable                                6,390,977     4,138,051
  Prepaid expenses                                     241,913       250,169
                                                    -----------   ----------
           Total current assets                     22,671,004    17,618,423

RESTRICTED CASH                                      1,726,956     1,975,505

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $393,545 and $283,850,
 respectively                                        1,138,531       881,548

INTANGIBLE ASSETS, less accumulated amortization
 of $103,350 and $81,232, respectively                 121,650       143,768

DEFERRED INCOME TAXES                                1,131,961       852,980

NOTE FROM RELATED PARTY                                110,000          -

OTHER ASSETS                                           686,978       686,945
                                                    -----------    ----------
                                                   $27,587,080   $22,159,169
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 2,419,147   $ 1,569,897
  Accrued expenses                                     662,888       512,115
  Accrued commissions                                  724,434       548,472
  Reserve for claims                                   785,768       653,847
  Current portion of long-term debt to related
   party                                               160,000       160,000
  Other liabilities                                    139,871       155,752
                                                     ----------   ----------
           Total current liabilities                 4,892,108     3,600,083

DEFERRED CONTRACT REVENUE                           14,170,772    10,678,266

CONTINGENCY PAYABLE                                  1,726,956     1,975,505
                                                   -----------    -----------
           Total liabilities                        20,789,836    16,253,854
                                                   ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                 -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 3,399,833 and 3,384,233
   shares, respectively                                 33,999        33,843
  Additional paid-in capital                         4,358,017     4,347,592
  Retained earnings                                  2,405,228     1,523,880
                                                    -----------   -----------

           Total stockholders' equity                6,797,244     5,905,315
                                                    -----------   -----------
                                                   $27,587,080   $22,159,169


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                              For the Six Months       For the Three Months
                                Ended April 30,           Ended April 30,
                                 1997      1996          1997        1996

REVENUES                    $14,984,314  $8,978,004   $8,650,077   $4,861,721

OPERATING COSTS AND EXPENSES:
Costs of services provided    5,786,870   2,482,581    3,651,189    1,389,008
Selling, general and
 administrative expenses      8,055,753   6,110,387    4,362,247    3,232,172
                             -----------  -----------  ----------  ----------

  Operating income            1,141,691     385,036      636,641      240,541

OTHER INCOME (EXPENSE):
Interest income                 332,405     215,840      181,917      101,637
Interest expense                 (6,650)    (23,297)      (3,325)     (13,661)
                              ----------   ----------   ---------     --------

  Income before income taxes  1,467,446     577,579      815,233      328,517

PROVISION FOR INCOME TAXES      586,098     241,135      325,603      133,730
                              ---------   ---------    --------      --------

  Net income                  $ 881,348   $ 336,444    $ 489,630     $194,787
                              ==========   =========   =========     ========


Net income per share           $ .24        $ .10       $ .13         $ .06
                              =======       ======      =======       ======

Weighted average shares
 outstanding                  3,731,773   3,464,926    3,860,396    3,509,268















       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 1997
                                    UNAUDITED







                              Common Stock    Additional
                            Number             Paid-in   Retained
                           of Shares   Amount  Capital   Earnings      Total

BALANCE AT OCTOBER 31,1996 3,384,233  $33,843 $4,347,592 $1,523,880  $5,905,315

   Shares issued pursuant
    to exercise of employee
    stock options             15,600      156     10,425     -           10,581

   Net income for the six
    months ended April 30,
    1997                          -        -          -     881,348     881,348
                             -------   ------- ----------   ------    ---------

BALANCE AT APRIL 30, 1997  3,399,833  $33,999 $4,358,017 $2,405,228  $6,797,244
                           =========  ======= ==========  ========   ==========













        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                                    UNAUDITED

                                                       1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 881,348     $336,444
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     161,200       77,981
   Deferred income taxes                            (278,981)        -
   Increase (decrease) in cash resulting
    from changes in operating assets
    and liabilities:
    Accounts receivable                           (2,252,926)    (685,542)
    Prepaid expenses                                   8,256          623
    Restricted cash                                  248,549     (135,503)
    Note from related party                         (110,000)        -
    Other assets                                     (17,839)     (36,295)
    Accounts payable                                 813,180       37,943
    Accrued expenses                                 186,843       64,945
    Accrued commissions                              175,962       88,874
    Reserve for claims                               131,921       75,692
    Other liabilities                                (15,881)     103,863
    Deferred contract revenue                      3,492,506    2,200,312
    Contingency payable                             (248,549)     135,503
                                                  ----------    ----------

      Net cash provided by operating activities    3,175,589    2,264,840
                                                  -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of United States Treasury Notes (6,816,795) (487,183) Purchases of furniture, fixtures and equipment,
   net                                              (378,259)    (262,850)
  Purchase of license                                            (100,000)
                                                  -----------    ---------
      Net cash used by investing activities       (7,195,054)    (850,033)
                                                    ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options    10,581       24,067
                                                    ---------   ----------

      Net cash provided by financing activities       10,581       24,067
                                                    ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                      (4,008,884)   1,438,874

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    13,230,203    8,341,337
                                                 ------------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $9,221,319   $9,780,211
                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $  648,362     $142,342
                                                  ===========   ==========
    Interest                                      $    -         $ 22,132
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1997, and the consolidated results of operations and cash flows for the periods ended April 30, 1997 and 1996. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the six and three month periods ended April 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

4. In April 1997 the Company made a loan to one of its officers in the amount of $110,000. The loan bears interest at 7 percent per annum, payable quarterly, and is due in full in April 2002.

  Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Results of Operations

    For the Six Months ended April 30, 1997 compared to the Six Months ended April 30, 1996

    Revenues increased approximately $6,006,000, or 67%, to approximately $14,984,000 in the six months ended April 30, 1997 as compared to approximately $8,978,000 in the six months ended April 30, 1996. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1997; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) a significant increase in telemarketing revenue. The increase in the number of service contracts accepted for administration during fiscal 1997 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $3,305,000, or 133%, to approximately $5,787,000 in the six months ended April 30, 1997, as compared to approximately $2,482,000 in the six months ended April 30, 1996. As a percentage of revenues, cost of services provided increased to 39% in the six months ended April 30, 1997 as compared to 28% in the same period in 1996. Claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis. Cancellation costs are primarily affected by the total number of contracts accepted for administration during the period, which has also increased.

    Selling, general and administrative expenses increased by approximately $1,946,000, or 32%, to approximately $8,056,000 in the six months ended April 30, 1997, up from approximately $6,110,000 in the six months ended April 30, 1996. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, telephone, printing and postage costs resulting from increased sales volume. The increase in general and administrative expenses was partially offset by a reduction in licensing fees paid by the Company resulting from the Company's buy-out of such license in March 1996 for $100,000. As a percentage of revenues, selling, general and administrative expenses decreased to 54% in the six months ended April 30, 1997 as compared to 68% in the same period in 1996.

    Other income, net increased by approximately $134,000 or 70%, to approximately $326,000 in the six months ended April 30, 1997, as compared to approximately $192,000 in the six months ended April 30, 1996. This increase was the result of an increase in investment income generated by funds provided by operating activities.

    In the six months ended April 30, 1997, the Company had income before income taxes of approximately $1,467,000 and recorded a provision for income taxes of approximately $586,000, as compared to income before income taxes of approximately  $577,000  and a  provision  for  income  taxes  of  approximately
$241,000 in the same period in 1996. Net income increased approximately $545,000, or 162%, to approximately $881,000 for the six months ended April 30, 1997 as compared to approximately $336,000 for the six months ended April 30, 1996.


    For the Three Months ended April 30, 1997 compared to the Three Months ended April 30, 1996

    Revenues  increased  approximately  $3,788,000,  or  78%,  to  approximately
$8,650,000   in  the  three   months  ended  April  30,  1997  as  compared  to
approximately $4,862,000 in the three months ended April 30, 1996. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1997;
(ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) a significant increase in telemarketing revenue. The increase in the number of service contracts accepted for administration during fiscal 1997 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $2,262,000, or 163%, to approximately $3,651,000 in the three months ended April 30, 1997, as compared to approximately $1,389,000 in the three months ended April 30, 1996. As a percentage of revenues, cost of services provided increased to 42% in the three months ended April 30, 1997 as compared to 29% in the same period in 1996. Claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis. Cancellation costs are primarily affected by the total number of contracts accepted for administration during the period, which has also increased.

    Selling, general and administrative expenses increased by approximately $1,130,000, or 35%, to approximately $4,362,000 in the three months ended April 30, 1997, up from approximately $3,232,000 in the three months ended April 30, 1996. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, telephone, printing and postage costs resulting from increased sales volume. As a percentage of revenues, selling, general and administrative expenses decreased to 50% in the three months ended April 30, 1997 as compared to 66% in the same period in 1996.

    Other income, net increased by approximately $91,000 or 103%, to approximately $179,000 in the three months ended April 30, 1997, as compared to approximately $88,000 in the three months ended April 30, 1996. This increase was the result of an increase in investment income generated by funds provided by operating activities.

    In the three months ended April 30, 1997, the Company had income before income taxes of approximately $815,000 and recorded a provision for income taxes of approximately $325,000, as compared to income before income taxes of approximately $329,000 and a provision for income taxes of approximately
$134,000 in the same period in 1996. Net income increased approximately $295,000, or 151%, to approximately $490,000 for the three months ended April 30, 1997 as compared to approximately $195,000 for the three months ended April 30, 1996.


Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $16,038,000 at April 30, 1997, as compared to approximately $13,230,000 at October 31, 1996. The increase of approximately $2,808,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

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

                     PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      An annual meeting of stockholders was held on April 16, 1997 to elect two directors for a term expiring at the annual meeting of stockholders to be held in 2000. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's proposals. The nominees for director were elected.

      Votes of 3,239,837 were cast for the election of Chester J. Luby as Director; votes of 10,500 were withheld. Votes of 3,239,837 were cast for the election of Donald Kirsch as Director; votes of 10,500 were withheld. There were no abstentions and no broker non-votes. In addition to the nominees elected as director, the other directors whose terms of office continue after the meeting are Cindy H. Luby, William H. Brown and Robert E. Schulman.




Item 6(b). Exhibits and Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended April 30, 1997.




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




June 10, 1997          By:  /s/ Zvi D. Sprung
    Date                        Zvi D. Sprung
                           Chief Financial Officer