Form 10QSB
period 1997-07-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1997-09-10
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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

Yes      X                     No


As of September 10, 1997, Registrant had issued and outstanding 3,403,033 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                July 31, 1997 and October 31, 1996                        3

                Consolidated Statements of Operations
                for the nine and three month periods ended
                July 31, 1997 and 1996                                    4

                Consolidated Statement of Stockholders'
                Equity for the nine month period ended
                July 31, 1997                                             5

                Consolidated Statements of Cash Flows for
                the nine month periods ended July 31, 1997
                and 1996                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                         10

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       April 30,  October 31,
                  ASSETS                                 1997         1996
                  ------                                ------       -----
                                                      Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 10,466,593   $13,230,203
  United States Treasury Notes, at cost              7,787,575        -
  Accounts receivable                                8,407,457     4,138,051
  Prepaid expenses                                     237,052       250,169
                                                    -----------   ----------
           Total current assets                     26,898,677    17,618,423

RESTRICTED CASH                                      1,601,324     1,975,505

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $459,887 and $283,850,
 respectively                                        1,123,057       881,548

INTANGIBLE ASSETS, less accumulated amortization
 of $115,376 and $81,232, respectively                 109,624       143,768

DEFERRED INCOME TAXES                                1,361,759       852,980

NOTE FROM RELATED PARTY                                110,000          -

OTHER ASSETS                                           670,575       686,945
                                                    -----------    ----------
                                                   $31,875,016   $22,159,169
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 2,567,171   $ 1,569,897
  Accrued expenses                                   1,072,056       512,115
  Accrued commissions                                1,027,199       548,472
  Reserve for claims                                   751,404       653,847
  Current portion of long-term debt to related
   party                                               160,000       160,000
  Other liabilities                                    187,077       155,752
                                                     ----------   ----------
           Total current liabilities                 5,764,907     3,600,083

DEFERRED CONTRACT REVENUE                           17,047,562    10,678,266

CONTINGENCY PAYABLE                                  1,601,324     1,975,505
                                                   -----------    -----------
           Total liabilities                        24,413,793    16,253,854
                                                   ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                 -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 3,403,033 and 3,384,233
   shares, respectively                                 34,031        33,843
  Additional paid-in capital                         4,359,448     4,347,592
  Retained earnings                                  3,067,744     1,523,880
                                                    -----------   -----------

           Total stockholders' equity                7,461,223     5,905,315
                                                    -----------   -----------
                                                   $31,875,016   $22,159,169


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Nine Months       For the Three Months
                                Ended July 31,            Ended July 31,
                                 1997      1996          1997        1996

REVENUES                    $25,598,342  $14,912,879  $10,614,028   $5,934,875

OPERATING COSTS AND EXPENSES:
Costs of services provided   10,439,794    4,281,051    4,652,924    1,798,470
Selling, general and
 administrative expenses     13,100,620    9,845,593    5,044,867    3,735,206
                             -----------   -----------  ----------  ----------

  Operating income            2,057,928      786,235      916,237      401,199

OTHER INCOME (EXPENSE):
Interest income                 537,584      349,761      205,179      133,921
Interest expense                (24,975)     (31,802)     (18,325)      (8,505)
                              ----------    ----------   ---------     --------

  Income before income taxes  2,570,537    1,104,194    1,103,091      526,615

PROVISION FOR INCOME TAXES    1,026,673      438,463      440,575      197,328
                              ---------     ---------    --------      --------

  Net income                 $1,543,864    $ 665,731    $ 662,516     $329,287
                              ==========    =========   =========     ========


NET INCOME PER SHARE:

  Primary                      $ .40         $ .19       $ .15         $ .09
                              =======        ======      =======       ======

  Weighted average shares    4,088,409    3,489,865    4,503,095    3,537,110
                             =========    =========    =========    =========


  Fully diluted                $ .36         $ .19       $ .15         $ .09
                              =======        ======      =======       ======

  Weighted average shares    4,496,776    3,489,865    4,503,095    3,537,110
                             =========    =========    =========    =========











       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 1997
                                    UNAUDITED







                              Common Stock    Additional
                            Number             Paid-in   Retained
                           of Shares   Amount  Capital   Earnings      Total

BALANCE AT OCTOBER 31,1996 3,384,233  $33,843 $4,347,592 $1,523,880  $5,905,315

   Shares issued pursuant
    to exercise of employee
    stock options             18,800      188     11,856     -           12,044

   Net income for the nine
    months ended July 31,
    1997                          -        -          -   1,543,864   1,543,864
                             -------   ------- ----------   ------    ---------

BALANCE AT JULY 31, 1997   3,403,033  $34,031 $4,359,448 $3,067,744  $7,461,223
                           =========  ======= ==========  ========   ==========













        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                    UNAUDITED

                                                        1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 1,543,864       $ 665,731
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     248,471         135,936
   Deferred income taxes                            (508,779)       (731,150)
   Increase (decrease) in cash resulting
    from changes in operating assets
    and liabilities:
    Accounts receivable                           (4,269,406)     (1,196,288)
    Prepaid expenses                                  13,117          32,453
    Restricted cash                                  374,181        (324,056)
    Other assets                                     (10,339)        (37,997)
    Accounts payable                                 997,274        (129,613)
    Accrued expenses                                 559,941             497
    Accrued commissions                              478,727         (11,244)
    Reserve for claims                                97,557         267,113
    Accrued income taxes                                -            472,897
    Other liabilities                                 31,325          88,855
    Deferred contract revenue                      6,369,296       3,934,829
    Contingency payable                             (374,181)        324,056
                                                  ----------       ----------

      Net cash provided by operating activities    5,551,048       3,492,019
                                                  -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases of) proceeds from United States
   Treasury Notes                                 (7,787,575)        972,600
  Purchases of furniture, fixtures and equipment,
    net                                             (429,127)       (354,392)
  Note from related party                           (110,000)          -
  Purchase of license                                               (100,000)
                                                  -----------       ---------
      Net cash (used in) provided by
       investing activities                       (8,326,702)        518,208
                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options    12,044          24,067
                                                    ---------      ----------

      Net cash provided by financing activities       12,044          24,067
                                                    ---------       ---------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                      (2,763,610)      4,034,294

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    13,230,203       8,341,337
                                                 ------------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $10,466,593     $12,375,631
                                                  ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $1,210,059       $ 696,716
                                                  ===========      ==========
    Interest                                      $   15,000       $  38,782
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1997, and the consolidated results of operations and cash flows for the periods ended July 31, 1997 and 1996. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the nine and three month periods ended July 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

4. In April 1997 the Company made a loan to one of its officers in the amount of $110,000. The loan bears interest at 7 percent per annum, payable quarterly, and is due in full in April 2002.

5. In July 1997 the Company executed a $3,000,000 revolving credit facility agreement (the "Credit Agreement") which is secured by all of the Company's receivables and matures on July 20, 1999. Funds are available thereunder for the general corporate purposes of the Company. The interest rate for funds borrowed is prime plus one-half of one percentage point. The Credit Agreement contains covenants customary for such facilities, including a debt service coverage ratio. To date the Company has not borrowed any funds under the Credit Agreement.

6. Primary net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted net income per share is computed as above, except that for the nine months ended July 31, 1997 the outstanding warrants are assumed to have been exercised at the beginning of the period.

  Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Results of Operations

    For the Nine Months ended July 31, 1997 compared to the Nine Months ended July 31, 1996

    Revenues increased approximately $10,685,000, or 72%, to approximately $25,598,000 in the nine months ended July 31, 1997 as compared to approximately $14,913,000 in the nine months ended July 31, 1996. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1997; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) a significant increase in telemarketing revenue. The increase in the number of service contracts accepted for administration during fiscal 1997 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $6,159,000, or 144%, to approximately $10,440,000 in the nine months ended July 31, 1997, as compared to approximately $4,281,000 in the nine months ended July 31, 1996. As a percentage of revenues, cost of services provided increased to 41% in the nine months ended July 31, 1997 as compared to 29% in the same period in 1996. Claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis. Cancellation costs are primarily affected by the total number of contracts accepted for administration during the period, which has also increased.

    Selling, general and administrative expenses increased by approximately $3,255,000, or 33%, to approximately $13,101,000 in the nine months ended July 31, 1997, up from approximately $9,846,000 in the nine months ended July 31, 1996. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, telephone, printing and postage costs resulting from increased sales volume. The increase in general and administrative expenses was partially offset by a reduction in licensing fees paid by the Company resulting from the Company's buy-out of such license in March 1996 for $100,000. As a percentage of revenues, selling, general and administrative expenses decreased to 51% in the nine months ended July 31, 1997 as compared to 66% in the same period in 1996.

    Other income, net increased by approximately $195,000 or 61%, to approximately $513,000 in the nine months ended July 31, 1997, as compared to approximately $318,000 in the nine months ended July 31, 1996. This increase was the result of an increase in investment income generated by funds provided by operating activities.

    In the nine months ended July 31, 1997, the Company had income before income taxes of approximately $2,571,000 and recorded a provision for income taxes of approximately $1,027,000, as compared to income before income taxes of approximately $1,104,000 and a provision for income taxes of approximately $438,000 in the same period in 1996. Net income increased approximately $878,000, or 132%, to approximately $1,544,000 for the nine months ended July 31, 1997 as compared to approximately $666,000 for the nine months ended July 31, 1996.


    For the Three Months ended July 31, 1997 compared to the Three Months ended July 31, 1996

    Revenues increased approximately $4,679,000, or 79%, to approximately $10,614,000 in the three months ended July 31, 1997 as compared to approximately $5,935,000 in the three months ended July 31, 1996. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1997; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) a significant increase in telemarketing revenue. The increase in the number of service contracts accepted for administration during fiscal 1997 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products as well as to a more diversified array of products offered by the Company.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $2,855,000, or 159%, to approximately $4,653,000 in the three months ended July 31, 1997, as compared to approximately $1,798,000 in the three months ended July 31, 1996. As a percentage of revenues, cost of services provided increased to 44% in the three months ended July 31, 1997 as compared to 30% in the same period in 1996. Claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis. Cancellation costs are primarily affected by the total number of contracts accepted for administration during the period, which has also increased.

    Selling, general and administrative expenses increased by approximately $1,310,000, or 35%, to approximately $5,045,000 in the three months ended July 31, 1997, up from approximately $3,735,000 in the three months ended July 31, 1996. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, telephone, printing and postage costs resulting from increased sales volume. As a percentage of revenues, selling, general and administrative expenses decreased to 48% in the three months ended July 31, 1997 as compared to 63% in the same period in 1996.

    Other income, net increased by approximately $62,000 or 50%, to approximately $187,000 in the three months ended July 31, 1997, as compared to approximately $125,000 in the three months ended July 31, 1996. This increase was the result of an increase in investment income generated by funds provided by operating activities.

    In the three months ended July 31, 1997, the Company had income before income taxes of approximately $1,103,000 and recorded a provision for income taxes of approximately $440,000, as compared to income before income taxes of approximately $526,000 and a provision for income taxes of approximately
$197,000 in the same period in 1996. Net income increased approximately $334,000, or 102%, to approximately $663,000 for the three months ended July 31, 1997 as compared to approximately $329,000 for the three months ended July 31, 1996.


Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $18,254,000 at July 31, 1997, as compared to approximately $13,230,000 at October 31, 1996. The increase of approximately $5,024,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

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

                     PART II - OTHER INFORMATION


Item 6(b) Exhibits and Reports on Form 8-K

A) Exhibits

Exhibit
  No.      Description

  11    Computation of per share earnings



B) Reports on Form 8-K

    There were no reports on Form 8-K filed for the three months ended July 31, 1997.





                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




September 10, 1997     By:            /s/ Zvi D. Sprung
- ------------------       -----------------------------------------
      Date                                Zvi D. Sprung
                                     Chief Financial Officer