Form 10KSB40
period 1997-10-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1998-01-21
CIK 918184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year October 31, 1997 Commission file no.1-12938

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

  Common Stock, par value $.01 per share                 NASDAQ
  Common Stock Purchase rights                           NASDAQ

      Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended October 31, 1997 were $37,928,719. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 13, 1998 as reported on the NASDAQ National Market ("NASDAQ"), was approximately $30,600,000.

As of January 13,1998, Registrant had issued and outstanding 4,623,016 shares of Common Stock.

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

    Initially, the Company's business focused on extended warranties for new automobiles and, to a lesser extent, used cars. In the past three fiscal years, however, the mix of the Company's business has changed such that a higher percentage of sales are from warranties for used cars. In addition, the Company has expanded into other markets and has realized an increasing portion of revenues from its recreational vehicle programs.

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

    The Company enters into an independent agent agreement with each of its Agents which generally is terminable at any time by the Company or the Agent upon giving of 30 days' written notice or by the Company immediately for cause. The agreement provides that, among other things, the Agents solicit dealers, on a non-exclusive basis, for the Company within designated territories which may include one or more states or portions thereof. Most Agents are compensated on a flat rate commission basis. Agents may sell products and services of other companies, including competitors of the Company, and have no obligation to sell the products and services offered by the Company. As of October 31, 1997, the Company had approximately 100 "active" Agents (that is, Agents who within the prior 12 months have sold the Company's products and services).

    In order to sell service contracts to vehicle owners who had not purchased a service contract through their dealers at the time of the vehicle purchase, the Company also makes sales through its own and a third party's direct marketing facility. To facilitate such sales, the Company offers a service contract financing program. Under the Company's financing program, a purchaser of a service contract is given the option to pay for such contract on a monthly basis over a period of time, without interest. As of October 31, 1997, the Company's receivables from its financing program totaled approximately $7,141,000. The Company believes its exposure from these financed contracts is limited because the service contract is terminated if the purchaser fails to make his monthly payments to the Company.

Competition

    The business of marketing administrative services and related products to dealers, and specifically services related to motor vehicle service contracts, is highly competitive and dominated by the major automotive manufacturers and other independent third-party administrators. The Company is unable to predict the extent to which automobile manufacturers (by, for example, extending the period covered under vehicle warranties) may reduce a dealer's ability to market extended vehicle service contracts such as those administered by the Company.

    Although management of the Company believes that it is competitive with most third-party administrators, the Company's position in the overall market is not significant. In addition, many of the Company's competitors have significantly better financial resources and operating resources than those of the Company. In order to be competitive in the marketplace, the Company provides insurance coverage at competitive prices, offers a range of products and services believed not to be available from most of its competitors and supports sales with service to its dealers and the vehicle purchaser. The Company requires its salespersons to provide support services to its dealers and it maintains a toll-free line to facilitate customer service.

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

Employees

    As of December 31, 1997, the Company had 90 full-time employees and 71 part-time employees. None of the Company employees is represented by a labor union, and the Company considers its relations with its employees to be good.

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

Item 2.  Properties

    The Company currently occupies approximately 26,500 square feet of office space at 333 Earle Ovington Blvd., Mitchel Field, New York 11553. Of such space, 13,000 square feet are occupied pursuant to a ten-year lease which commenced March 1, 1995, at an initial annual rent of approximately $300,000, and the remaining 13,500 square feet are occupied pursuant to a six-year sublease which commenced October 1996 and was amended in November 1997, at an amended annual rent of approximately $237,000. (See Note 9 to the Notes to Consolidated Financial Statements for future lease payments under this lease and sublease.)

Item 3.  Litigation

    There are no material legal proceedings pending against the Company other than ordinary routine litigation incidental to the business, and the Company is not aware of any threatened material legal proceedings to which the Company may be a party.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item  5.   Market  for   Registrant's   Common   Equity  and   Related
Stockholder Matters

    From July 22, 1994 until January 23,1997, the Company's common stock, par value $.01 per share (the "Common Stock") and the Company's redeemable common stock purchase warrants, exercisable to purchase one share of Common Stock (the "Warrants"), traded on the NASDAQ SmallCap Market under the symbols "ISTN," and "ISTNW," respectively, and on the Boston Stock Exchange under the symbols "IST" and "ISTW," respectively. On January 23,1997, the Company's common stock and Warrants were listed for trading on the NASDAQ National Market System and, as a result, were no longer traded on the SmallCap Market or the Boston Stock Exchange. On September 29, 1997 the Company exercised its right to redeem all of its outstanding Warrants. The Warrants remained exercisable until October 29, 1997, thirty days after the date of the redemption notice. As of October 29, 1997, 1,218,983 of the 1,225,100 then outstanding warrants had been exercised by the holders thereof for a price of $5.50 per share and the Company received proceeds of approximately $6,704,000 from such exercises. All remaining Warrants are no longer exercisable.

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


                                 Common
                                  Stock            Warrants
                                 -------           ---------

                             High      Low       High     Low

    11/01/95 to 01/31/96     2-1/4    1-7/32     11/32    1/8

    02/01/96 to 04/30/96     4-5/8    2-3/8      1-13/16  5/16

    05/01/96 to 07/31/96     5-3/8    3-5/16     1-13/16  1-1/16

    08/01/96 to 10/31/96     6        4-1/2      1-15/16  1-3/8

    11/01/96 to 01/31/97     5-3/4    5          2-1/2    1-11/16

    02/01/97 to 04/30/97     7-9/32   5-5/8      2-5/8    1-15/16

    05/01/97 to 07/31/97     7-11/16  6-1/2      3        2

    08/01/97 to 10/31/97     10-3/4   7-1/16     5        2-5/16

    11/01/97 to 01/13/98     10-1/8   7-3/4      N/A      N/A

  As of January 13, 1998, there were 41 holders of record of Common Stock.

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

Use of Proceeds from Registered Securities

      On July 22, 1994, the Company's Registration Statement on Form SB-2, as amended (File No. 33-74222-NY), was declared effective. Thereafter, on July 29,

1994, the Company completed its public offering (the "Offering") of Units (each Unit consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant of the Company (a "Warrant")), Common Stock and Warrants. The managing underwriter of the Offering was Westfield Financial Corporation.

      With respect to the Units, Common Stock and Warrants, (i) the amount of each security registered in connection with the Offering (including the underwriters' overallotment option), (ii) the aggregate price of the Offering amount of each security, (iii) the amount of each security sold (including the exercise of the underwriters' overallotment option), and (iv) the aggregate Offering price of the amount of each security sold (for the account of the Company and the account of MRN Capital Company, the selling shareholder) are as follows:

--------------------------------------------------------------------
                             Aggregate
                             Price of                   Aggregate
                             Offering                   Offering
Title of         Amount       Amount                    Price of
Security       Registered   Registered   Amount sold   Amount Sold
--------------------------------------------------------------------
--------------------------------------------------------------------

    Units      1,265,000    $6,325,000    1,225,100    $6,125,500
--------------------------------------------------------------------
--------------------------------------------------------------------
                            Included in                Included in
                             price of                   price of
Common stock   2,530,000  Units offered   1,225,100    Units sold
--------------------------------------------------------------------
--------------------------------------------------------------------
                            Included in                Included in
                             price of                   price of
  Warrants     1,265,000  Units offered   1,225,100    Units sold
--------------------------------------------------------------------
--------------------------------------------------------------------
Common Stock
(with
respect to
Selling
Stockholder)    133,000      $665,000      133,000      $135,000
--------------------------------------------------------------------

      The actual amount of expenses incurred by the Company in connection with the issuance and distribution of the Units, Common Stock and Warrants (none of which was paid to directors, officers or to persons owning ten percent or more of any class of equity securities of the Company) was $1,913,445, of which $612,550, $245,921 and $1,054,974 covered the cost of underwriting discounts and commissions, expenses paid to or for the underwriters and other miscellaneous expenses, respectively. The amount of net Offering proceeds to the Company after deducting the foregoing expenses was $4,212,055.

      As of January 13, 1998, the actual amount of net Offering proceeds to the Company used for purchase and installation of machinery and equipment; working capital; investment in an affiliated insurance company; and investment in a new subsidiary (none of which were paid to directors, officers or to persons owning ten percent or more of any class of equity securities of the Company) was:
$1,535,131,  $1,002,298,  $1,124,626 and $550,000, respectively. The Company did not use any of the net Offering proceeds for purchases of real estate; acquisition of other businesses; or repayment of indebtedness.
The foregoing description of the Company's use of Offering proceeds does not represent a material change from that described in the Company's prospectus relating to the Offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Year ended October 31, 1997 compared to the Year ended October 31, 1996

    Revenues increased approximately $16,575,000, or 78%, to approximately $37,929,000 for the year ended October 31, 1997 as compared to approximately
$21,354,000 for the year ended October 31, 1996. This increase was due to a number of factors: (i) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1997; (ii) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (iii) a significant increase in revenue from sales through telemarketing. The increase in the number of service contracts accepted for administration during fiscal 1997 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products and to a more diversified array of products offered by the Company.

    Gross margin increased by approximately $6,177,000, or 41%, to approximately $21,082,000 for the year ended October 31, 1997, as compared to approximately $14,905,000 for the year ended October 31, 1996. This increase is primarily attributable to the increase in revenues as described above.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $10,397,000, or 161%, to approximately $16,846,000 for the year ended October 31, 1997, as compared to approximately $6,449,000 for the year ended October 31, 1996. As a percentage of revenues, cost of services provided increased to 44% for the year ended October 31, 1997 as compared to 30% in the same period in 1996. Claims costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis. Cancellation costs are primarily affected by the total number of contracts accepted for administration during the period, which has also increased.

    Selling, general and administrative expenses increased by approximately $4,546,000, or 33%, to approximately $18,291,000 for the year ended October 31, 1997, up from approximately $13,745,000 for the year ended October 31, 1996.
This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, telephone, printing and postage costs resulting from increased sales volume. The increase in general and administrative expenses was partially offset by a reduction in licensing fees paid by the Company to the Predecessor resulting from the Company's buy-out of such license in March 1996 for $100,000. As a percentage of revenues, selling, general and administrative expenses decreased to 48% for the year ended October 31, 1997 as compared to 64% in the same period in 1996.

    Other income, net increased by approximately $299,000 or 67%, to approximately $744,000 for the year ended October 31, 1997, as compared to approximately $445,000 for the year ended October 31, 1996. This increase was the result of an increase in investment income generated by funds provided by operating activities.

    For the year ended October 31, 1997, the Company had income before income taxes of approximately $3,535,000 and recorded a provision for income taxes of approximately $1,398,000, as compared to income before income taxes of approximately $1,604,000 and a provision for income taxes of approximately $641,000 in the same period in 1996. Net income increased approximately $1,174,000, or 122%, to approximately $2,137,000 for the year ended October 31, 1997 as compared to approximately $963,000 for the year ended October 31, 1996.

Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $26,857,000 at October 31, 1997, as compared to approximately $13,230,000 at October 31, 1996. The increase of approximately $13,627,000 was primarily the result of proceeds from the exercise of the Company's outstanding warrants (approximately $6,704,000) and cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment and the payment of long-term debt.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 1997, no amounts had been borrowed under the credit facility.

    The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next fiscal year at the Company's present level of revenues and business activity.

Capital Expenditures

    The Company intends to spend approximately $320,000 in fiscal 1998 for the purchase of computer hardware and software, telephone equipment and leasehold improvements to enable the Company to administer the contracts generated by increased sales volume.

Impact of Inflation

    The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Year 2000

    The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company believes, based upon its internal reviews and other factors, that the future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.

Item 7.  Financial Statements

       Annexed hereto starting on page F-1.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of October 31, 1997 and 1996     F-3

  Consolidated Statements of Operations for the years ended
  October 31, 1997 and 1996                                       F-4

  Consolidated Statements of Stockholders' Equity for the years
  ended October 31, 1997 and 1996                                 F-5

  Consolidated Statements of Cash Flows for the years ended
  October 31, 1997 and 1996                                       F-6

  Notes to Consolidated Financial Statements                      F-7

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Interstate National Dealer Services, Inc.:


We have audited the accompanying consolidated balance sheets of Interstate National Dealer Services, Inc. (a Delaware corporation) and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate National Dealer Services, Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP





Melville, New York
January 6, 1998

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF OCTOBER 31, 1997 AND 1996

                  ASSETS                                  1997          1996
                  ------                               --------         -----

CURRENT ASSETS:
  Cash and cash equivalents                       $ 20,846,524     $13,230,203
  United States Treasury Notes, at cost              6,010,337           -
  Accounts receivable                                8,891,963       4,138,051
  Prepaid expenses                                     367,932         250,169
                                                    -----------     -----------
           Total current assets                     36,116,756      17,618,423

RESTRICTED CASH                                      1,633,068       1,975,505

FURNITURE, FIXTURES AND EQUIPMENT,  at cost,
 less accumulated  depreciation and amortization
 of $530,281 and $283,850, respectively              1,179,293         881,548

INTANGIBLE ASSETS, less accumulated amortization
 of $127,401 and $81,232, respectively                  97,599         143,768

DEFERRED INCOME TAXES                                1,491,771         852,980

NOTE FROM RELATED PARTY                                110,000            -

OTHER ASSETS                                           654,074         686,945
                                                  -------------     -----------
                                                   $41,282,561     $22,159,169
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 2,929,476     $ 1,569,897
  Accrued expenses                                   1,040,721         512,115
  Accrued commissions                                1,080,178         548,472
  Reserve for claims                                 1,120,527         653,847
  Current portion of long-term debt to related party    -              160,000
  Other liabilities                                    241,598         155,752
                                                     -----------    -----------
           Total current liabilities                 6,412,500       3,600,083

DEFERRED CONTRACT REVENUE                           18,478,155      10,678,266

CONTINGENCY PAYABLE                                  1,633,068       1,975,505
                                                    -----------    ------------
           Total liabilities                        26,523,723      16,253,854
                                                    -----------    ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares        -               -
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding 4,623,016 and 3,384,233 shares,
   respectively                                         46,231          33,843
  Additional paid-in capital                        11,052,054       4,347,592
  Retained earnings                                  3,660,553       1,523,880
                                                   ------------    ------------

           Total stockholders' equity               14,758,838       5,905,315
                                                   ------------    ------------
                                                  $ 41,282,561    $ 22,159,169


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996


                                                     1997           1996

REVENUES                                         $ 37,928,719   $ 21,354,148

OPERATING COSTS AND EXPENSES:
  Costs of services provided                       16,846,370      6,449,347
  Selling, general and administrative expenses     18,290,862     13,745,177

                                                   ----------      ---------
           Operating income                         2,791,487      1,159,624

OTHER INCOME (EXPENSE):
  Interest income                                     771,702        499,118
  Interest expense                                    (27,968)       (54,556)
                                                 -------------    -----------
           Income before income taxes               3,535,221      1,604,186

PROVISION FOR INCOME TAXES                          1,398,548        640,711
                                                 -------------    -----------

           Net income                            $  2,136,673    $   963,475
                                                 =============   ============


NET INCOME PER SHARE:

  Primary                                        $        .52     $      .27
                                                 ============     ==========
  Weighted average shares outstanding               4,290,078      3,501,983
                                                 ============     ==========


  Fully Diluted                                  $        .48     $      .27
                                                 ============     ==========
  Weighted average shares outstanding               4,512,611      3,501,983
                                                 ============     ==========






      The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996



                               Common Stock                Additional
                             Number of          Paid-in     Retained
                               Shares   Amount  Capital     Earnings    Total



BALANCE AT OCTOBER 31, 1995 3,325,167 $33,252  $4,324,116 $  560,405  $4,917,773

Shares issued pursuant to
 exercise of stock options     59,066     591      23,476       -         24,067

Net income for the year ended
 October 31, 1996                -        -         -        963,475     963,475
                            --------- -------  ---------     -------   ---------


BALANCE AT OCTOBER 31, 1996 3,384,233  33,843   4,347,592  1,523,880   5,905,315

Shares issued pursuant to
 exercise of warrants       1,218,983  12,190   6,692,216       -      6,704,406

Shares issued pursuant to
 exercise of stock options     19,800     198      12,246       -         12,444

Net income for the year ended
 October 31, 1997                -        -         -      2,136,673   2,136,673
                            --------- -------  ----------  ---------  ----------



BALANCE AT OCTOBER 31, 1997 4,623,016 $46,231 $11,052,054 $3,660,553 $14,758,838
                            ========= ======= =========== ========== ===========


















       The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996


                                                       1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $2,136,673  $  963,475
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                      339,891     203,262
   Deferred income taxes                             (638,791)   (852,980)
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                            (4,753,912) (1,609,685)
    Prepaid expenses                                 (117,763)    (33,968)
    Restricted cash                                   342,437    (469,994)
    Other assets                                       (2,839)    (45,198)
    Accounts payable                                1,359,579       3,098
    Accrued expenses                                  528,606     196,857
    Accrued commissions                               531,706      (4,890)
    Reserve for claims                                466,680     300,350
    Other liabilities                                  85,846      51,844
    Deferred contract revenue                       7,799,889   5,459,985
    Contingency payable                              (342,437)    469,994
                                                   ----------   ----------

       Net cash provided by operating activities    7,735,565   4,632,150
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases)redemptions of United States
   Treasury Notes                                  (6,010,337)    972,600
  Purchase of furniture, fixtures and equipment,
   net                                               (555,757)   (439,951)
  Note from related party                            (110,000)       -
  Purchase of license                                    -       (100,000)
                                                     ---------   ---------
       Net cash (used in) provided by investing
        activities                                 (6,676,094)    432,649

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                6,704,406        -
  Payment of long-term debt to related party         (160,000)   (200,000)
  Proceeds from exercise of stock options              12,444      24,067
                                                     ---------  ----------
       Net cash provided by (used in) financing
        activities                                  6,556,850    (175,933)
                                                   -----------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS           7,616,321   4,888,866

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       13,230,203   8,341,337
                                                   ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR           $ 20,846,524 $13,230,203
                                                 ============ ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                                 $ 2,083,791  $ 1,457,621
                                                 ============ ===========
    Interest                                     $    27,967  $    64,311
                                                 ============ ===========


      The accompanying notes to financial statements are an integral part of these consolidated statements.

         INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1997 AND 1996

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

On November 1, 1991, the Company purchased for $200,000 certain assets of INDS Group, Inc. (hereinafter referred to as "Seller") and commenced operations. The purchase price was allocated to the assets acquired as follows:

    Covenant not-to-compete agreement         $ 100,000
    Other assets                                 30,000
    Leasehold interest                           25,000
    Furniture, fixtures and equipment            20,000
    Excess of cost over fair value
     of net assets acquired                      25,000
                                              ---------
                                              $ 200,000
Principles of Consolidation

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

Restricted Cash

Pursuant to an agreement among the Company, the non-affiliated underwriter of the insurance policies administered by the Company and its managing agent, a specified amount is required to be deposited into an escrow account for each contract sold by the Company and underwritten by such insurer. These funds held in escrow by an independent third party are to be used for paying the costs of administering service contracts should the Company be unable to do so for any reason. Under the agreement, the Company is entitled to receive on a quarterly basis, any funds in excess of a specified amount for each active service contract. For the years ended October 31, 1997 and 1996, the Company received approximately $136,000 and $98,000, respectively, of such funds, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in this escrow account totaled approximately $753,000 and $732,000 at October 31, 1997 and 1996, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Certain of the service contract programs offered by the Company provide that the claim reserves generated by each dealer be placed in interest-bearing accounts maintained by PNC Bank, New England. To the extent such reserves are unconsumed on expired contracts, then (a) with respect to dealers who reach specified sales volumes of service contracts, such unconsumed reserves and any interest earned thereon are distributed (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level) to the dealer and (b) with respect to each other dealer, such unconsumed reserves and any interest earned thereon are distributed to the Company (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level). The Company received approximately $254,000 and $244,000 of such unconsumed reserves for the years ended October 31, 1997 and 1996, respectively, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in these interest-bearing accounts totaled approximately $880,000 and $1,243,000 at October 31, 1997 and 1996, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Intangible Assets

Intangible  assets,  which consist of a license  agreement with the Seller (Note
9), a covenant not-to-compete agreement with the Seller and the excess of cost over the fair value of net assets acquired relating to the acquisition of the Company, are being amortized on a straight-line basis as follows:

    License agreement                        10 years
    Covenant not-to-compete agreement         7 years
    Excess of cost over fair value of
     net assets acquired                      5 years

Reserve for Claims

Reserve for claims represents claims that were approved for payment as of October 31, 1997 and 1996, but not paid as of those respective dates.

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

Net Income Per Share

Primary net income per share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted net income per share is computed as above, except that the outstanding warrants are assumed to have been exercised at the beginning of the period.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This pronouncement establishes a fair value based method of accounting and reporting for stock-based compensation. Under SFAS No. 123, companies may elect to follow the new fair value based method or to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company has elected to follow the accounting guidance of APB 25 with pro forma disclosure of the fair value method specified in SFAS No. 123.

Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. Pro forma EPS under SFAS No. 128 is as follows:
                                                 1997         1996

Basic EPS                                       $ .62        $ .28
Weighted average shares outstanding           3,434,008    3,369,684
Diluted EPS                                     $ .54        $ .27
Weighted average shares outstanding           3,949,744    3,501,983


2.  FURNITURE, FIXTURES AND EQUIPMENT:

Furniture, fixtures and equipment consists of the following :

                                 October 31,
                                 1997      1996

    Furniture and fixtures    $  424,096 $ 325,429
    Office equipment           1,225,667   791,465
    Leasehold improvements        59,811    48,504
                              ---------- ---------
                               1,709,574 1,165,398
    Less:  Accumulated
     depreciation and
     amortization                530,281   283,850
                               -------------------
                              $1,179,293 $ 881,548

3.  INTANGIBLE ASSETS:

Intangible assets consists of a license agreement with the Seller and amounts allocated from the purchase price in connection with the acquisition of the Company's assets and operations on November 1, 1991, and are summarized as follows:
                                           October 31,
                                         1997     1996
    License agreement                 $100,000  $100,000
    Covenant not-to-compete agreement  100,000   100,000
    Excess of cost over fair value
     of net assets acquired             25,000    25,000
                                      --------   --------
                                       225,000   225,000

    Less:  Accumulated amortization    127,401    81,232
                                      -------    ------
                                     $ 97,599   $143,768
                                     ========   ========

4.  INCOME TAXES:

The provision for income taxes consists of the following :
                                       October 31,
                                    1997       1996
Federal :
         Current                $1,564,233   $1,157,105
         Deferred                 (463,523)    (660,771)

State :
         Current                   473,106      336,586
         Deferred                 (175,268)    (192,209)
                                 ----------   ----------
                                $1,398,548     $640,711

The deferred income taxes of approximately $1,492,000, which have been paid as of October 31, 1997, result from temporary differences between the financial accounting and income tax treatment of deferred contract revenue.

The differences between the provision for income taxes and income taxes computed using the U.S. statutory Federal income tax rate were as follows :
                                      October 31,
                                   1997      1996

    U.S. Federal statutory rate     34%       34%
    State income taxes, net of
     Federal benefit                 6         6
                                    --        --
    Effective tax rate              40%       40%

5.  LONG-TERM DEBT TO RELATED PARTY:

Long-term debt to related party consists of unsecured notes payable to Target Insurance Ltd. ("Target"), which is owned by certain shareholders of the Company. As of October 31, 1997, all of the notes had been paid in full.
                                                October 31,
                                                   1996

   Note payable, with interest at 8.5%,
    paid October 21, 1997                      $100,000

   Note payable, with interest at 8%,
    paid October 21, 1997                        60,000
                                              ---------
                                                160,000
   Less: Current portion                       (160,000)
                                              ---------
                                            $     -

6. LINE OF CREDIT:

During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 1997, no amounts had been borrowed under the credit facility.

7.  STOCKHOLDERS' EQUITY:

a)  Warrants

In connection with a July 1994 public offering of Common Stock, the Company issued warrants for the purchase of 1,225,100 shares of its Common Stock at a price per share of $5.50. On September 29, 1997 the Company exercised its right to redeem all of its outstanding warrants. The warrants remained exercisable until October 29, 1997, thirty days after the date of the redemption notice. As of October 29, 1997, 1,218,983 of the 1,225,100 then outstanding warrants had been exercised by the holders thereof for a price of $5.50 per share and the Company received proceeds of $6,704,406 in connection therewith.

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

The following options to purchase the Company's common shares were outstanding under the Plan at October 31, 1997:
                                                    Weighted
                                                    Average
                                     Number         Exercise
                                    of Shares       Price
    October 31, 1995                220,667       $  .64
      Granted                       154,934         3.23
      Exercised                     (59,066)         .41
      Canceled                      (39,701)        1.16
                                    --------
    October 31, 1996                276,834        $2.10
      Exercised                     (19,800)         .63
      Canceled                       (3,400)        1.41
                                  ----------
    October 31, 1997                253,634        $2.23

As of October 31, 1997, options to purchase 165,434 shares were exercisable and 11,500 shares were available for future grant.

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

The following options to purchase the Company's common shares were outstanding under the Incentive Plan at October 31, 1997:
                                                    Weighted
                                                    Average
                                     Number         Exercise
                                    of Shares       Price
    October 31, 1995                   -         $    -
      Granted                       105,000         4.36
                                    -------
    October 31, 1996                105,000        $4.36
      Granted                        37,500         6.73
                                  ---------
    October 31, 1997                142,500        $4.98

As of October 31, 1997, options to purchase 55,000 shares were exercisable and 157,500 shares were available for future grant.


d)  Other Options

On June 12, 1996, the Company granted certain officers non-qualified stock options for the purchase of 180,000 shares of common stock at a weighted average exercise price of $4.63 per share. The exercise prices exceeded the market value per share on the date of grant. The options were immediately exercisable and expire ten years from the date of grant.

e)  SFAS No. 123

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in fiscal 1997 and 1996 as described by the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased as indicated below:

                                      1997       1996

Net income - as reported         $2,136,673   $963,475
Net income - pro forma            2,098,580    575,087
Net income per share - as reported     .52         .27
Net income per share - pro forma       .49         .16


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1997: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.5%; expected life of 5 years and a fair value of $3.48. The following weighted-average assumptions were used for grants in 1996: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.7%; expected life of 5 years and a fair value of $2.10.

f)  Shareholders Rights Plan

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

8.  RELATED PARTY TRANSACTIONS:

In April 1997 the Company made a loan to one of its officers in the amount of $110,000. The loan bears interest at 7 percent per annum, payable quarterly, and is due in full in April 2002. Interest income of $3,375 was recorded for the year ended October 31, 1997.

I.N.D.S. Agency, Inc., a company controlled by a shareholder of the Company executed an agent agreement with the Seller which was assumed by the Company upon the acquisition of the business in 1991. Under the terms of the agreement, such company receives a commission for each service contract it places. The Company recorded commission expense relating to this agreement of approximately $869,000 and $698,000 for the years ended October 31, 1997 and 1996, respectively.

In November 1996, NSC entered into a reinsurance agreement with Reliance National Indemnity Company ("Reliance") which provided reinsurance for losses to NSC under certain circumstances. Also in November 1996, Reliance entered into a reinsurance agreement with Target which provided reinsurance for losses to Reliance under its agreement with NSC. In November 1996, the Company entered into agreements to indemnify Reliance and Target for any losses incurred under the aforementioned reinsurance agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements. All of the aforementioned agreements were terminated in December 1997.

9.  COMMITMENTS AND CONTINGENCIES:

Leases

In December 1994, the Company entered into a 10 year lease agreement for office space in Mitchel Field, New York which enabled the Company to consolidate its Great Neck, New York and Novato, California operations. The term of the lease commenced on March 1, 1995 and shall terminate on February 28, 2005. In May 1996, the Company entered into a 6 year sublease for additional office space at its Mitchel Field location. In November 1997, the sublease was amended to expand the additional office space available to the Company at its Mitchel Field location. The term of the sublease commenced on October 1, 1996 and shall terminate on November 30, 2002. Future minimum lease payments under the lease and sublease are as follows:
           Fiscal year                       Amount
           -----------                       ------
              1998                       $  578,000
              1999                          636,000
              2000                          650,000
              2001                          666,000
              2002                          465,000
           Thereafter                     1,078,000
                                          ---------
                                         $4,073,000

Rent expense totaled approximately $479,000 and $368,000 for the years ended October 31, 1997 and 1996, respectively.

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

Under the terms of the License Agreement, with respect to each vehicle service contract entered into between a dealer and its customer, the Company paid to the Seller a royalty in an amount equal to the lesser of (a) $5.00 per vehicle service contract or (b) 15% of the administrative fee paid to the Company thereunder. Upon the payment of an aggregate of $1,100,000 in royalties to the Seller, the Company had the right to purchase such licensed products for $100,000 payable in three monthly installments of $33,333. In March 1996, after having paid an aggregate of $1,100,000 in royalties to the Seller under the License Agreement, the Company exercised its right and purchased the license. Royalty expense incurred in connection with this agreement totaled approximately $121,000 for the year ended October 31, 1996.


Employment Agreements

a) On December 1, 1993, the Company entered into a five-year employment agreement with its chairman and chief executive officer at an annual salary of $150,000 plus a non-accountable reimbursement of expenses of $1,000 per month. In fiscal 1996, the employment agreement was amended to extend its term for an additional five years from the original date of termination and in fiscal 1997, the employment agreement was further amended to increase the annual salary to $200,000. During the term of such agreement, the chairman is entitled to receive an annual bonus at the discretion of the Company's Board of Directors. The chairman is also provided with the use of a leased car and reimbursed for all operating expenses thereof. Under the terms of such agreement, if the chairman's employment with the Company is terminated other than for cause, he is entitled to receive an amount equal to the greater of (a) the aggregate salary and discretionary bonus paid or payable by the Company for the most recent two fiscal years prior to his termination of employment or (b) the aggregate salary payable from the date of termination of employment through the expiration of such agreement. In fiscal 1995, the Company amended the employment contract to provide for assistance to the chairman with respect to the purchase by his trustee of split-dollar life insurance policies which benefit the chairman and his family. The funds disbursed by the Company are included in other assets in the accompanying consolidated balance sheets in the amount of approximately $186,000 and $123,000 at October 31, 1997 and 1996, respectively. This amount will be fully reimbursed to the Company in the event of death of the insured or termination of the agreement.

b) On December 1, 1993, the Company entered into a five-year employment agreement with its former chief financial officer at an annual salary of $72,000 plus a non-accountable reimbursement of expenses of $250 per month. On December 18, 1995, the Company amended the employment agreement naming the former chief financial officer to the position of chief operating officer and president at an annual salary of $100,000 effective November 1, 1995. In fiscal 1996, the employment agreement was further amended to extend its term for an additional five years from the original date of termination and was amended in fiscal 1997 to increase the annual salary to

            $125,000. During the term of such agreement, the president is entitled to receive an annual bonus at the discretion of the Company's Board of Directors. The president is also provided with the use of a leased car and is reimbursed for all operating expenses thereof. Under the terms of such agreement, if the president's employment with the Company is terminated other than for cause, she is entitled to receive an amount equal to the aggregate salary paid or payable by the Company for the most recent two fiscal years prior to her termination of employment.

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

     The future aggregate minimum annual compensation required under these agreements is approximately $394,000.

Litigation

In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

10. MERGER:

INDS Holdings, Inc. ("Holdings") was formed in connection with the acquisition of the business from the Seller. Certain directors/officers/shareholders of the Company owned 100% of the outstanding shares of common stock of Holdings. Target, which is also owned by the directors/officers/ shareholders, owned 100% of all the outstanding shares of preferred stock of Holdings.

On November 12, 1993, Holdings, the owner of 935,000 shares of common stock of the Company, merged with and into the Company. Pursuant to such merger, (a) each of the officers referred to above received 467,500 shares of common stock of the Company and (b) Target, in exchange for the preferred stock of Holdings, received a promissory note issued by the Company in the principal amount of $60,000 maturing on October 21, 1997, and bearing interest at a rate of 8% per annum. In addition, pursuant to such merger, the Company became obligated under the terms of a loan made by Target to Holdings, which loan is evidenced by a promissory note dated October 22, 1991 in the principal amount of $100,000. Such promissory note matured on October 21, 1997, and bore interest at a rate of 8.5% per annum. These notes were paid in full in October 1997 as further described in
Note 5.

11. SUBSEQUENT EVENT:

In December 1997, the Company received a payment of $500,000 in settlement of a dispute with an unaffiliated party. This amount will be included in other income in the first quarter of fiscal 1998.

Item 8. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure

    None.


PART III


Item  9.  Directors,   Executive   Officers,   Promoters  and  Control
Persons: Compliance with Section 16 (a) of the Exchange Act

     The table below sets forth certain information as of January 13, 1998 with respect to the executive officers and directors of the Company. Other than Chester J. Luby and Cindy H. Luby, who are father and daughter, none of the executive officers or directors of the Company is related.

    Name                            Age              Position

Chester J. Luby. . . . . . . .       66   Chairman, Chief Executive Officer and
                                           Director*

Cindy H. Luby. . . . . . . . .       43   President, Chief Operating Officer
                                           and Director**

Lawrence J. Altman . . . . . .       50   Senior Vice President, Marketing

Zvi D. Sprung . . . . . . . ..       48   Chief Financial Officer, Treasurer
                                           and Secretary

Robert E. Schulman . . . . . .       72   Director***

William H. Brown . . . . . . .       67   Director**

Donald Kirsch. . . . . . . . . .     66   Director*


    * Term expires 2000

  **  Term expires 1998

 ***  Term expires 1999

    The Board of Directors of the Company is divided into three classes serving staggered three year terms. The Company's Certificate of Incorporation provides that directors may be removed with or without cause only upon the affirmative vote of holders of at least 66-2/3% of the voting power of the then outstanding shares of any class or series of capital stock of the Company entitled to vote generally in the election of directors, voting as a class.

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

    Lawrence J. Altman was elected Senior Vice President, Marketing of the Company in April 1997. Mr. Altman was Vice President, Marketing, of the Company since its inception in 1991 until April 1997. For more than five years Mr. Altman has been a vice president of Agency and DESI. From 1973 to the present, Mr. Altman has been in the vehicle service contract industry as an employee of companies selling or designing, marketing and administering such contracts as well as an independent agent marketing such contracts.

     Zvi D. Sprung joined the Company in August 1995 and was elected Chief Financial Officer, Treasurer and Secretary in December 1995. Prior to joining the Company, Mr. Sprung was Controller of Advanced Media, Inc. (1994-95), Chief Financial officer of Pharmhouse Corp. (1992-94) and Controller of Long Lake Energy Corporation (1987-92). Mr. Sprung is a Certified Public Accountant in the state of New York.

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

    Donald Kirsch is Chairman and President of The Wall Street Group, Inc. and President and Chief Executive Officer of Wall Street Consultants, Inc., financial consulting and public relations firms. He has been a director of the Company since December 1996.

    Based solely on its review of copies received by the Company of reports of ownership of and changes in ownership of securities filed with the Securities and Exchange Commission by the Company's officers, directors and greater than 10% shareholders, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the year ended October 31, 1997, all filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with as required by Section 16 (a) of the Securities and Exchange Act of 1934, as amended.

Item 10.  Executive Compensation

    The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer and to its executive officers whose salaries and bonuses exceeded $100,000 during the fiscal year ended October 31, 1997 (the "Named Executives"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the years indicated.


                          Summary Compensation Table


                                                    Long-Term
                                                   Compensation
                    Fiscal Year        Annual       Securities
  Name and            Ended          Compensation   Underlying     All Other
Principal Position  October 31,    Salary    Bonus   Options    Compensation (4)

Chester J.Luby (1)    1997       $154,167  $137,829       -         $62,919
 Chairman and Chief   1996        153,975    72,815    170,000       62,920
 Executive Officer    1995        150,000    37,484     15,000       60,000


Cindy H. Luby (2)     1997        100,961    98,450       -             -
 Presient and Chief   1996        106,184    48,543    146,434          -
 Operating Officer    1995         73,980    24,990      5,000          -

Lawrence J. Altman(3) 1997        164,890       -         -             -
 Senior Vice          1996        134,702     5,000     26,500          -
 President,           1995        104,300       -        5,000          -
 Marketing



(1) Annual compensation paid to Mr. Luby was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Mr. Luby, as amended.

(2) Annual compensation paid to Ms. Luby was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Ms. Luby, as amended. In April 1997, the Company provided a loan to Ms. Luby in the amount of $110,000 to assist her in the purchase of a new residence in close proximity to the Company's offices. The loan bears interest, payable quarterly in arrears, at 7% per annum, is unsecured, and is due and payable in full April 2002. The loan may be prepaid by Ms. Luby in whole or in part at any time. In January 1998, Ms. Luby prepaid $20,000 of the loan.

(3) Annual compensation paid to Mr. Altman was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Mr. Altman, as amended.

(4) Amount represents split dollar life insurance premiums paid by the Company for the benefit of Mr. Luby. Amount does not include certain other personal benefits, the total value of which was less than the lesser of $50,000 or ten percent of the total salary and bonus paid or accrued by the Company for services rendered by such officer during the fiscal year indicated.


    In fiscal 1997 the Directors of the Company who were not otherwise affiliated with the Company, received a fee of $1,000 plus travel expenses for attendance at Board or Committee meetings, while Directors that were employees of the Company did not receive any compensation for their attendance at Board or Committee meetings. In addition, Mr. Kirsch was awarded 15,000 options to purchase Common Stock under the Company's 1996 Incentive Plan in December 1996 upon his election to the Board of Directors. These options, 5,000 of which are currently exercisable, become exercisable at the rate of 5,000 options per year.

    The Company did not grant any options or stock appreciation rights to the Named Executives during the fiscal year ended October 31, 1997.

    The following table sets forth information concerning the exercise of stock options by the Named Executives during the fiscal year ended October 31, 1997 and the value of unexercised options as of October 31, 1997 held by the Named Executives.


               Aggregated Option Exercises in Last Fiscal Year
                                       and
                          Fiscal Year End Option Values


              Shares                                      Value of Unexercised
             Acquired     Value   Number of Unexercised   In-the-Money Options
            on Exercise Realized   Options at October    at October 31, 1997(1)
                                       31,1997
                                  Exercis-  Unexercis-   Exercis-    Unexercis-
                                    able        able       able          able
Chester Luby     -      $    -     170,000     30,000    $952,054     $247,840
Cindy Luby       -           -     146,034     25,800     832,361      216,483
Lawrence
 Altman       10,000      48,500    14,500     31,000     112,333      204,068


(1) Based on the closing price of the Common Stock on NASDAQ on October 31, 1997.


Stock Option Plan

    The Company's Amended and Restated 1993 Stock Option Plan, as amended (the "Option Plan"), is designed to attract, retain and motivate key employees by granting them options to purchase Common Stock. The Option Plan provides for the grant of a maximum of 344,000 shares of Common Stock and permits the granting of stock options to employees which are either "incentive stock options" ("ISOs") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "nonqualified stock options" ("NSOs"). The Option Plan is administered by a Stock Option and Compensation Committee of the Board of Directors established for such purpose and consisting of Robert Schulman and William Brown, independent directors of the Board of Directors of the Company. Subject to the terms of the Option Plan, such Committee determines the recipients of options and the number of options to be granted under the Option Plan. The Option Plan also provides for the Stock Option and Compensation Committee to establish an exercise price for ISOs and NSOs that is not less than the fair market value per share at the date of grant. As of October 31, 1997, options to purchase 253,634 shares of Common Stock were outstanding under the Option Plan, 182,234 of which are exercisable at January 13, 1998. Under the Option Plan, a total of 11,500 additional options may be granted.

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

    In addition to grants of discretionary awards by the Stock Option and Compensation Committee, the Incentive Plan provides for automatic grants of options to purchase 15,000 shares to all independent directors (as defined in the Incentive Plan) at an exercise price equal to the fair market value of the Common Stock, upon adoption of the Incentive Plan by the stockholders of the Company and, if later, upon the appointment of an independent director to the Board of Directors. As a result of this provision of the Incentive Plan, options to purchase 15,000 shares were automatically granted to each of Messrs. Schulman and Brown in April 1996 and options to purchase 15,000 shares were automatically granted to Mr. Kirsch upon his election in December 1996. As of October 31, 1997, options to purchase 142,500 shares of Common Stock were outstanding under the Incentive Plan, 70,000 of which are exercisable at January 13, 1998.

Employment Agreements

      On December 1, 1993, the Company entered into a five-year employment agreement with Chester J. Luby providing for his employment as Chairman and Chief Executive Officer of the Company at an annual salary of $150,000 plus a non-accountable reimbursement of expenses of $1,000 per month. In fiscal 1996, the Company amended the employment agreement to extend its term for an additional five years from the original date of termination and in September 1997, the Company further amended the agreement to increase the annual salary to $200,000. Mr. Luby is entitled to receive during the term of such agreement, an annual bonus at the discretion of the Company's Board of Directors and reimbursement for membership in certain organizations. Mr. Luby is also provided with the use of a leased car and reimbursed for all operating expenses thereof. Under the terms of such agreement, if Mr. Luby's employment with the Company is terminated other than for cause, he is entitled to receive compensation in an amount equal to the greater of (a) the aggregate salary and discretionary bonus paid or payable by the Company for the most recent two fiscal years prior to his termination of employment and (b) the aggregate salary payable to Mr. Luby from the date of termination of employment through the expiration of such agreement. In fiscal 1995 the Company amended the employment agreement to provide for assistance to Mr. Luby with respect to the purchase by his trustee of split-dollar life insurance policies which benefit Mr. Luby and his family. The amounts disbursed by the Company are recorded as non-interest bearing loans and total approximately $186,000 as of October 31, 1997. This amount will be reimbursed to the Company in the event of death of the insured or termination of the agreement.

    On December 1, 1993, the Company entered into a five-year employment agreement with Cindy H. Luby providing for her employment as Chief Financial Officer at an annual salary of $72,000 plus a non-accountable reimbursement of expenses of $250 per month. On December 18, 1995, the Company amended the employment agreement to reflect the appointment of Ms. Luby to the positions of Chief Operating Officer and President at an annual salary of $100,000 effective November 1, 1995. In fiscal 1996, the Company further amended the agreement to extend its term for an additional five years from the original date of termination and in September 1997, the Company amended the agreement to increase the annual salary to $125,000. Ms. Luby is entitled to receive during the term of such agreement, an annual bonus at the discretion of the Company's Board of Directors. Ms. Luby is also provided with the use of a leased car and is reimbursed for all operating expenses thereof. Under the terms of such agreement, if Ms. Luby's employment with the Company is terminated other than for cause, she is entitled to receive an amount equal to the aggregate salary paid or payable by the Company for the most recent two fiscal years prior to her termination of employment.

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


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

    The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of January 13, 1998, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer of the Company and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

                                              Shares        Percent of Shares
Name and Address of                         Beneficially       Beneficially
  Beneficial Owner                            Owned              Owned (1)

Chester J. Luby                              680,800(2)           14.1%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Joan S. Luby                                 492,500(3)           10.6%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Cindy H. Luby                                184,894(4)            3.9%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Lawrence J. Altman                            67,500(5)            1.4%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Zvi D. Sprung                                 19,500(6)             -
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Robert E. Schulman                            18,000(7)             -

William H. Brown                              18,000(8)             -

Donald Kirsch                                 15,000(9)             -

First Wilshire Securities Management, Inc.   408,000(10)           8.8%

All directors and executive officers
 as a group (seven persons)                1,005,194              19.7%

(1) Excludes (i) 110,000 shares of Common Stock issuable upon the exercise of the Unit Purchase Options issued to the underwriters in the Company's initial public offering and (ii) 110,000 shares of Common Stock issuable upon exercise of the Warrants issued as part of the Units comprising the Unit Purchase Options. Amount and Percent of Shares Beneficially Owned was computed based on 4,623,016 shares of Common Stock outstanding on January
    13 ,1998 and, in each person's case, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants (defined below) held by such person, or in the case of all directors and executive officers as a group, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants held by all such members of such group, but does not include the number of shares of Common Stock issuable upon the exercise of any other outstanding options and/or Independent Director Warrants.

(2) Includes 200,000 shares issuable upon the exercise of stock options, 177,000 of which are currently exercisable and the balance of which become exercisable at the rate of 12,000 options per year.

(3) Includes 15,000 shares issuable upon the exercise of stock options, 10,000 of which are currently exercisable and the balance of which become exercisable at the rate of 5,000 options per year.

(4) Includes 171,834 shares issuable upon the exercise of stock options, 151,034 of which are currently exercisable and the balance of which become exercisable at the rate of 11,800 options per year. Also includes 960 shares owned by Ms. Luby's husband, as to which Ms. Luby disclaims beneficial ownership.

(5) Includes 45,500 shares issuable upon the exercise of stock options, 16,000 of which are currently exercisable and the balance of which become exercisable at the rate of 13,100 options per year.

(6) All of these shares are issuable upon the exercise of stock options, 3,400 of which are currently exercisable and the balance of which become exercisable at the rate of 3,900 options per year.

(7) Includes (a) 15,000 shares issuable upon the exercise of stock options, 5,000 of which are currently exercisable and the balance of which become exercisable at the rate of 5,000 options per year and (b) 3,000 shares issuable upon exercise of warrants to purchase Common Stock (the "Independent Director Warrants"), 1,800 of which are currently exercisable and the balance of which become exercisable at the rate of 600 Independent Director Warrants per year.

(8) Includes (a) 15,000 shares issuable upon the exercise of stock options, 5,000 of which are currently exercisable and the balance of which become exercisable at the rate of 5,000 options per year and (b) 3,000 shares issuable upon exercise of Independent Director Warrants, 1,800 of which are currently exercisable and the balance of which become exercisable at the rate of 600 Independent Director Warrants per year.

(9) All of these shares are issuable upon the exercise of stock options, 5,000 of which are currently exercisable and the balance of which become exercisable at the rate of 5,000 options per year.

(10)Pursuant to Schedule 13G supplied to the Company in July 1996. First Wilshire Securities Management, Inc., a broker and investment advisor, has sole voting power over 86,800 of the 408,000 shares.



Item 12.  Certain Relationships and Related Transactions

    In connection with the acquisition by the Company of the assets of the Predecessor, INDS Holdings, Inc. ("Holdings"), a company controlled by Chester and Joan Luby, purchased 935,000 shares of the Company's Common Stock. Upon consummation of the Acquisition, all of the common stock of Holdings was owned by Mr. and Mrs. Luby, and Target owned all of the preferred stock of Holdings. Target is also owned and controlled by Mr. and Mrs. Luby. On November 23, 1993, Holdings was merged into the Company, as a result of which the Company issued to each of Mr. and Mrs. Luby 467,500 shares of Common Stock and issued to Target a promissory Note in the amount of $60,000. This note, which bore interest at the rate of 8% per annum, matured and was paid on October 21, 1997. In addition, as a result of the merger, the Company assumed the obligations of Holdings under a promissory note to Target in the amount of $100,000 arising out of a loan made by Target to Holdings. This note, which bore interest at 8.5% per annum, matured and was paid on October 21, 1997.

    In November 1996, NSC entered into a reinsurance agreement with Reliance National Indemnity Company ("Reliance") which provided reinsurance for losses to NSC under certain circumstances. Also in November 1996, Reliance entered into a reinsurance agreement with Target which provided reinsurance for losses to Reliance under its agreement with NSC. During fiscal 1997, Target received approximately $67,300 in premiums under its agreement with Reliance. In November 1996, the Company entered into agreements to indemnify Reliance and Target for any losses incurred under the aforementioned reinsurance agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements. All of the aforementioned agreements were terminated in December 1997.

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

 Exhibit
  No.                          Description

 10.24 Promissory Note, dated November 12, 1993, executed by the Company in favor of Target, in the principal amount of $60,000.(1)
 10.25 Services Agreement, dated as of January 1, 1993, between the Company and Target Agency, Inc.(1)
 10.26 Pre-Incorporation Agreement dated September 25, 1991,among Chester J. Luby, Louis F. Dente and Alan Pallie.(1)
 10.27 Agreement of Purchase and Sale, dated September 25, 1991, between Seller and the Company.(1)
 10.28 Form of Service Contract Financing Program Agreement.(1)
 10.29 Amendment  to  Amended  and  Restated   1993  Stock  Option Plan.(1)
 10.31 Lease, dated December 2, 1994, between The Omni Partners, a Limited Partnership, as lessor, and the Company, as lessee.(3)
 10.32 Amendment to Employment Agreement between the Company and Chester J. Luby, dated as of May 1, 1996.(4)
 10.33 Amendment to Employment Agreement between the Company and Cindy H.
       Luby, dated as of November 1, 1995.(4)
 10.34 Amendment to Employment Agreement between the Company and Cindy H.
       Luby, dated as of May 1, 1996. (4)
 10.35 Amendment to Employment Agreement between the Company and Lawrence J. Altman, dated as of May 1, 1996.(4)
 10.36 1996 Incentive Plan. (5)
 11    Computation of per share earnings.
 21.1  List of Subsidiaries.
 27    Financial Data Schedule. (6)


 (1)  Incorporated by reference to Registration Statement on Form SB-2,
      File No. 33-74222-NY.
 (2) Incorporated by reference to Registration Statement on Form 8-A dated October 26, 1995.
 (3) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.
 (4) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996.
 (5)  Incorporated by reference to Registration Statement on Form S-8,
      File No. 333-09571.
 (6)  This Exhibit is filed for EDGAR filing purposes only.



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

  January 21, 1998

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