Form 10QSB
period 1998-01-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1998-03-02
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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

Yes      X                     No


As of March 2, 1998, Registrant had issued and outstanding 4,623,016 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                January 31, 1998 and October 31, 1997                     3

                Consolidated Statements of Operations
                for the three months ended January 31,
                1998 and 1997                                             4

                Consolidated Statement of Shareholders'
                Equity for the three months ended
                January 31, 1998                                          5

                Consolidated Statements of Cash Flows for
                the three months ended January 31, 1998
                and 1997                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                          9

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    January 31,   October 31,
                  ASSETS                               1998          1997
                  ------                            ---------      ---------
                                                    Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 22,079,814  $ 20,846,524
  United States Treasury Notes, at cost              7,909,984     6,010,337
  Accounts receivable                                7,499,943     8,891,963
  Prepaid expenses                                     435,014       367,932
                                                  ------------    -----------
           Total current assets                     37,924,755    36,116,756

RESTRICTED CASH                                      1,615,086     1,633,068

FURNITURE, FIXTURES AND EQUIPMENT,  at cost,
 less accumulated  depreciation and
 amortization of $607,872 and $530,281,
 respectively                                        1,245,883     1,179,293

INTANGIBLE ASSETS, less accumulated
 amortization of $133,474 and $127,401,
 respectively                                           91,526        97,599

DEFERRED INCOME TAXES                                1,573,099     1,491,771

NOTE FROM RELATED PARTY                                 90,000       110,000

OTHER ASSETS                                           875,766       654,074
                                                   -----------   -----------
                                                   $43,416,115   $41,282,561
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,040,926   $ 2,929,476
  Accrued expenses                                   1,374,790     1,040,721
  Accrued commissions                                1,007,580     1,080,178
  Reserve for claims                                 1,003,646     1,120,527
  Other liabilities                                    321,264       241,598
                                                    ----------     ---------
           Total current liabilities                 6,748,206     6,412,500

DEFERRED CONTRACT REVENUE                           19,487,732    18,478,155

CONTINGENCY PAYABLE                                  1,615,086     1,633,068
                                                   -----------    ----------

           Total liabilities                        27,851,024    26,523,723
                                                   -----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares         -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 4,623,016 shares                     46,231        46,231
  Additional paid-in capital                        11,052,054    11,052,054
  Retained earnings                                  4,466,806     3,660,553
                                                    ----------    ----------

           Total stockholders' equity               15,565,091    14,758,838
                                                    ----------   ------------
                                                   $43,416,115   $41,282,561
                                                   ===========   ===========


                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                    UNAUDITED



                                                     1998           1997

REVENUES                                         $10,308,175     $6,334,237

OPERATING COSTS AND EXPENSES:
  Costs of services provided                       5,102,013      2,135,681
  Selling, general and administrative expenses     4,701,822      3,693,506
                                                   ---------      ---------

           Operating income                          504,340        505,050

OTHER INCOME (EXPENSE):
  Interest income                                    329,997        150,488
  Interest expense                                      -            (3,325)
  Gain on settlement                                 500,000           -
                                                   ----------     ----------
           Income before income taxes              1,334,337        652,213

PROVISION FOR INCOME TAXES                           528,084        260,495
                                                  ----------      ----------

           Net income                             $  806,253      $ 391,718
                                                  ==========      ==========

NET INCOME PER SHARE:

  Basic                                             $ .17          $ .11
                                                    ======         ======
  Weighted average shares outstanding              4,623,016      3,385,972
                                                   =========      ==========



  Diluted                                           $ .16          $ .11
                                                    ======         ======
  Weighted average shares outstanding              4,998,808      3,593,927
                                                   =========      ==========






                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                                    UNAUDITED





                               Common Stock   Additional
                             Number of          Paid-in     Retained
                               Shares   Amount  Capital     Earnings    Total



BALANCE AT OCTOBER 31, 1997 4,623,016 $46,231 $11,052,054 $3,660,553 $14,758,838


Net income for the three
 months ended January
 31, 1998                         -        -        -        806,253     806,253
                              --------- ------- ----------  --------- ----------



BALANCE AT JANUARY 31, 1998 4,623,016 $46,231 $11,052,054 $4,466,806 $15,565,091
                            ========= ======= =========== ==========  ==========







                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                    UNAUDITED

                                                       1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 806,253    $ 391,718
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                       92,665       74,945
   Deferred income taxes                              (81,328)    (113,247)
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                             1,392,020   (1,136,875)
    Prepaid expenses                                  (67,082)      47,695
    Restricted cash                                    17,982      336,467
    Other assets                                     (230,693)     (25,339)
    Accounts payable                                  111,450      287,182
    Accrued expenses                                  334,069      243,669
    Accrued commissions                               (72,598)     (58,775)
    Reserve for claims                               (116,881)      49,344
    Other liabilities                                  79,666        7,230
    Deferred contract revenue                       1,009,577    1,417,707
    Contingency payable                               (17,982)    (336,467)
                                                    ----------    ---------

      Net cash provided by operating activities     3,257,118    1,185,254
                                                    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of United States Treasury Notes (1,899,647) (1,948,490) Purchase of furniture, fixtures and equipment,
   net                                               (144,181)    (328,873)

  Note from related party                              20,000         -
                                                    ----------   ----------

      Net cash used in investing activities        (2,023,828)  (2,277,363)
                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options       -           4,000
                                                     ---------    ---------

      Net cash provided by financing activities          -           4,000
                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        1,233,290   (1,088,109)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     20,846,524   13,230,203
                                                   ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $22,079,814  $12,142,094
                                                  ===========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                    $ 201,967     $184,460
                                                    =========    =========





                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

     INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1997.

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1998, and the consolidated results of operations and cash flows for the periods ended January 31, 1998 and 1997. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the three months ended January 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

4. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts.

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                            Net Income   Shares  Per Share

For the three months ended January 31, 1997

Basic EPS
Net income attributable to common shares     $391,718  3,385,972    $.11

Effect of dilutive securities: stock options    -        207,955
                                             --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $391,718  3,593,927    $.11
                                             ========  =========    ====


For the three months ended January 31, 1998

Basic EPS
Net income attributable to common shares     $806,253  4,623,016    $.17

Effect of dilutive securities: stock options    -        375,792    (.01)
                                             --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $806,253  4,998,808    $.16
                                             ========  =========    =====

  Management's Discussion and Analysis of Financial Condition and Results
                               of Operations

Results of Operations

    Revenues increased approximately $3,974,000, or 63%, to approximately $10,308,000 for the three months ended January 31, 1998 as compared to approximately $6,334,000 for the three months ended January 31, 1997. This increase was primarily due to: (i) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1998. The increase in the number of service contracts accepted for administration during fiscal 1998 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products and to a more diversified array of products offered by the Company.

    Gross margin for the three months ended January 31, 1998 was 51% as compared to 66% for the three months ended January 31, 1997. This decrease is primarily attributable to: (i) an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin; and (ii) a higher level of cancellations of telemarketing sales. The Company has put in place several procedures to reduce telemarketing cancellations. Gross margin increased by approximately $1,008,000, or 24%, to approximately $5,206,000 for the three months ended January 31, 1998, as compared to approximately $4,198,000 for the three months ended January 31, 1997. This increase is primarily attributable to the increase in revenues as described above.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $2,966,000, or 139%, to approximately $5,102,000 for the three months ended January 31, 1998, as compared to approximately $2,136,000 for the three months ended January 31, 1997. As a percentage of revenues, cost of services provided increased to 49% for the three months ended January 31, 1998 as compared to 34% in the same period in 1997. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Selling, general and administrative expenses increased by approximately $1,008,000, or 27%, to approximately $4,702,000 for the three months ended January 31, 1998, up from approximately $3,694,000 for the three months ended January 31, 1997. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, telephone, printing and postage costs resulting from increased sales volume and to the development of new service contract products. As a percentage of revenues, selling, general and administrative expenses decreased to 46% for the three months ended January 31, 1998 as compared to 58% in the same period in 1997.

    Other income, net increased by approximately $683,000 or 464%, to approximately $830,000 for the three months ended January 31, 1998, as compared to approximately $147,000 for the three months ended January 31, 1997. This increase is primarily attributable to other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party. The balance of the increase was the result of an increase in investment income generated by funds provided by the exercise of the Company's outstanding warrants in October 1997 and by funds provided by operating activities.

    For the three months ended January 31, 1998, the Company had income before income taxes of approximately $1,334,000 and recorded a provision for income taxes of approximately $528,000, as compared to income before income taxes of approximately $652,000 and a provision for income taxes of approximately
$260,000 in the same period in 1997. Net income increased approximately $414,000, or 106%, to approximately $806,000 for the three months ended January 31, 1998 as compared to approximately $392,000 for the three months ended January 31, 1997.

Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $29,990,000 at January 31, 1998, as compared to approximately $26,857,000 at October 31, 1997. The increase of approximately $3,133,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

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




                     PART II - OTHER INFORMATION




Item 6(b) Exhibits and Reports on Form 8-K

    The Company filed a Report on Form 8-K with the Securities and Exchange Commission on November 19, 1997 with respect to the exercise of 1,218,983 of the 1,225,100 then outstanding common stock purchase warrants.




                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




March 2, 1998              By:   /s/ Zvi D. Sprung
     Date                        Zvi D. Sprung
                             Chief Financial Officer