Form 10QSB
period 1998-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1998-05-28
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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

Yes      X                     No


As of May 28, 1998, Registrant had issued and outstanding 4,637,816 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                April 30, 1998 and October 31, 1997                       3

                Consolidated Statements of Operations
                for the six and three month periods ended
                April 30, 1998 and 1997                                   4

                Consolidated Statement of Stockholders'
                Equity for the six month period ended
                April 30, 1998                                            5

                Consolidated Statements of Cash Flows for
                the six month periods ended April 30,1998
                and 1997                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders      10

Item 6.         Exhibits and Reports on Form 8-K                         11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       April 30,  October 31,
                  ASSETS                                 1998         1997
                  ------                                ------       -----
                                                      Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 19,349,208   $20,846,524
  United States Treasury Notes, at cost             12,492,395     6,010,337
  Accounts receivable                                7,443,230     8,891,963
  Prepaid expenses                                     582,492       367,932
                                                    -----------   ----------
           Total current assets                     39,867,325    36,116,756

RESTRICTED CASH                                      1,609,789     1,633,068

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $698,172 and $530,281,
 respectively                                        1,441,122     1,179,293

INTANGIBLE ASSETS, less accumulated amortization
 of $139,547 and $127,401, respectively                 85,453        97,599

DEFERRED INCOME TAXES                                1,707,714     1,491,771

NOTE FROM RELATED PARTY                                 90,000       110,000

OTHER ASSETS                                           918,037       654,074
                                                    -----------    ----------
                                                   $45,719,440   $41,282,561
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,019,925   $ 2,929,476
  Accrued expenses                                   1,241,455     1,040,721
  Accrued commissions                                1,118,447     1,080,178
  Reserve for claims                                 1,076,556     1,120,527
  Other liabilities                                    233,541       241,598
                                                     ----------   ----------
           Total current liabilities                 6,689,924     6,412,500

DEFERRED CONTRACT REVENUE                           21,101,829    18,478,155

CONTINGENCY PAYABLE                                  1,609,789     1,633,068
                                                   -----------    -----------
           Total liabilities                        29,401,542    26,523,723
                                                   ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                 -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 4,637,616 and 4,623,016
   shares, respectively                                 46,377        46,231
  Additional paid-in capital                        11,058,113    11,052,054
  Retained earnings                                  5,213,408     3,660,553
                                                    -----------   -----------

           Total stockholders' equity               16,317,898    14,758,838
                                                    -----------   -----------
                                                   $45,719,440   $41,282,561


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                              For the Six Months       For the Three Months
                                Ended April 30,           Ended April 30,
                                 1998      1997          1998        1997

REVENUES                    $22,100,709 $14,984,314  $11,792,534   $8,650,077

OPERATING COSTS AND EXPENSES:
Costs of services provided   10,620,695   5,786,870    5,518,682    3,651,189
Selling, general and
 administrative expenses     10,098,181   8,055,753    5,396,359    4,362,247
                             -----------  -----------  ----------  ----------

  Operating income            1,381,833   1,141,691      877,493      636,641

OTHER INCOME (EXPENSE):
Interest income                 679,966     332,405      349,969      181,917
Interest expense                   -         (6,650)        -          (3,325)
Other income                    500,000        -            -             -
                              ----------   ----------   ---------     --------

  Income before income taxes  2,561,799   1,467,446    1,227,462      815,233

PROVISION FOR INCOME TAXES    1,008,944     586,098      480,860      325,603
                              ---------   ---------    ---------     --------

  Net income                 $1,552,855   $ 881,348    $ 746,602     $489,630
                             ===========   =========   =========     ========


NET INCOME PER SHARE:


Basic                          $ .33        $ .26       $ .16         $ .14
                               ======       ======      ======        ======
Weighted average shares
 outstanding                  4,627,357   3,391,836    4,631,845    3,397,898
                              =========   =========    =========    =========




Diluted                        $ .31        $ .24       $ .15         $ .13
                               ======       ======      ======        ======
Weighted average shares
 outstanding                  4,980,100   3,731,773    4,961,539    3,860,396
                              =========   =========    =========    =========











       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 1998
                                    UNAUDITED







                              Common Stock    Additional
                            Number             Paid-in   Retained
                           of Shares   Amount  Capital   Earnings      Total

BALANCE AT OCTOBER 31,1997 4,623,016 $46,231 $11,052,054 $3,660,553 $14,758,838

   Shares issued pursuant
    to exercise of employee
    stock options             14,600     146       6,059     -            6,205

   Net income for the six
    months ended April 30,
    1998                          -        -          -   1,552,855   1,552,855
                             -------   ------- ---------- ---------   ---------

BALANCE AT APRIL 30, 1998  4,637,616 $46,377 $11,058,113 $5,213,408 $16,317,898
                           =========  ======  ==========  ========   ==========













        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                    UNAUDITED

                                                      1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $1,552,855     $881,348
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     197,843      161,200
   Deferred income taxes                            (215,943)    (278,981)
   Increase (decrease) in cash resulting
    from changes in operating assets
    and liabilities:
    Accounts receivable                            1,448,733   (2,252,926)
    Prepaid expenses                                (214,560)       8,256
    Restricted cash                                   23,279      248,549
    Other assets                                    (281,769)     (17,839)
    Accounts payable                                  90,449      813,180
    Accrued expenses                                 200,734      186,843
    Accrued commissions                               38,269      175,962
    Reserve for claims                               (43,971)     131,921
    Other liabilities                                 (8,057)     (15,881)
    Deferred contract revenue                      2,623,674    3,492,506
    Contingency payable                              (23,279)    (248,549)
                                                  ----------    ----------

      Net cash provided by operating activities    5,388,257    3,285,589
                                                  -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of United States Treasury Notes (6,482,058) (6,816,795) Purchases of furniture, fixtures and equipment,
   net                                              (429,720)    (378,259)
  Note from related party                             20,000     (110,000)
                                                  -----------    ---------
      Net cash used in investing activities       (6,891,778)  (7,305,054)
                                                    ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options     6,205       10,581
                                                    ---------   ----------

      Net cash provided by financing activities        6,205       10,581
                                                    ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS         (1,497,316)  (4,008,884)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    20,846,524   13,230,203
                                                 ------------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $19,349,208   $9,221,319
                                                  ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $1,345,302     $648,362
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

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1998, and the consolidated results of operations and cash flows for the periods ended April 30, 1998 and 1997. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the six and three month periods ended April 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

4. The Company reports earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The impact of the adoption of this statement was not material to all previously reported EPS amounts.

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                             Net Income   Shares   Per Share

For the six months ended April 30, 1998

Basic EPS
Net income attributable to common shares    $1,552,855   4,627,357    $.33

Effect of dilutive securities: stock options
 and warrants                                    -         352,743    (.02)
                                              --------    ---------    ---

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises    $1,552,855   4,980,100    $.31
                                             ========    =========    =====


For the six months ended April 30, 1997

Basic EPS
Net income attributable to common shares      $881,348   3,391,836    $.26

Effect of dilutive securities: stock options
 and warrants                                   -          339,937    (.02)
                                             --------    ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises      $881,348   3,731,773    $.24
                                              ========   =========    =====

                                            Net Income   Shares  Per Share

For the three months ended April 30, 1998

Basic EPS
Net income attributable to common shares      $746,602   4,631,845    $.16

Effect of dilutive securities: stock options
 and warrants                                     -        329,694    (.01)
                                              --------   ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises      $746,602   4,961,539    $.15
                                              ========   =========    ====


For the three months ended April 30, 1997

Basic EPS
Net income attributable to common shares      $489,630   3,397,898    $.14

Effect of dilutive securities: stock options
 and warrants                                     -        462,498    (.01)
                                              --------   ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises       $489,630   3,860,396    $.13
                                               ========   =========    =====



Management's Discussion and Analysis of Financial Condition and Results
                               of Operations

Results of Operations

    For the Six Months ended April 30, 1998 compared to the Six Months ended April 30, 1997

    Revenues increased approximately $7,117,000, or 47%, to approximately $22,101,000 for the six months ended April 30, 1998 as compared to approximately $14,984,000 for the six months ended April 30, 1997. This increase was primarily due to: (i) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1998. The increase in the number of service contracts accepted for administration during fiscal 1998 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products and to a more diversified array of products offered by the Company.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $4,834,000, or 84%, to approximately $10,621,000 for the six months ended April 30, 1998, as compared to approximately $5,787,000 for the six months ended April 30, 1997. As a percentage of revenues, cost of services provided increased to 48% for the six months ended April 30, 1998 as compared to 39% in the same period in 1997. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $2,283,000, or 25%, to approximately $11,480,000 for the six months ended April 30, 1998, as compared to approximately $9,197,000 for the six months ended April 30, 1997. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the six months ended April 30, 1998 was 52% as compared to 61% for the six months ended April 30, 1997. This decrease is primarily attributable to:
(i) an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin; and (ii) a higher level of cancellations of telemarketing sales which occurred in the first quarter of 1998.

    Selling, general and administrative expenses increased by approximately $2,042,000, or 25%, to approximately $10,098,000 for the six months ended April 30, 1998, up from approximately $8,056,000 for the six months ended April 30, 1997. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel, printing and postage costs resulting from increased sales volume and to the development of new service contract products. As a percentage of revenues, selling, general and administrative expenses decreased to 46% for the six months ended April 30, 1998 as compared to 54% in the same period in 1997.

    Other income, net increased by approximately $854,000 or 262%, to approximately $1,180,000 for the six months ended April 30, 1998, as compared to approximately $326,000 for the six months ended April 30, 1997. This increase is primarily attributable to other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998. The balance of the increase of $354,000 was the result of an increase in investment income generated by funds provided by the exercise of the Company's outstanding warrants in October 1997 and by funds provided by operating activities.

    For the six months ended April 30, 1998, the Company had income before income taxes of approximately $2,562,000 and recorded a provision for income taxes of approximately $1,009,000, as compared to income before income taxes of approximately $1,467,000 and a provision for income taxes of approximately $586,000 in the same period in 1997. Net income increased approximately $672,000, or 76%, to approximately $1,553,000 for the six months ended April 30, 1998 as compared to approximately $881,000 for the six months ended April 30, 1997.

    For the Three Months ended April 30, 1998 compared to the Three Months ended April 30, 1997

    Revenues  increased  approximately  $3,143,000,  or  36%,  to  approximately
$11,793,000 for the three months ended April 30, 1998 as compared to approximately $8,650,000 for the three months ended April 30, 1997. This increase was primarily due to: (i) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1998. The increase in the number of service contracts accepted for administration during fiscal 1998 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products and to a more diversified array of products offered by the Company.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $1,868,000, or 51%, to approximately $5,519,000 for the three months ended April 30, 1998, as compared to approximately $3,651,000 for the three months ended April 30, 1997. As a percentage of revenues, cost of services provided increased to 47% for the six months ended April 30, 1998 as compared to 42% in the same period in 1997. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $1,275,000, or 26%, to approximately $6,274,000 for the three months ended April 30, 1998, as compared to approximately $4,999,000 for the three months ended April 30, 1997. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the three months ended April 30, 1998 was 53% as compared to 58% for the three months ended April 30, 1997. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $1,034,000, or 24%, to approximately $5,396,000 for the three months ended April 30, 1998, up from approximately $4,362,000 for the three months ended April 30, 1997. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due, in part, to increased personnel and postage costs resulting from increased sales volume and to the development of new service contract products. As a percentage of revenues, selling, general and administrative expenses decreased to 46% for the three months ended April 30, 1998 as compared to 50% in the same period in 1997.

    Other income, net increased by approximately $171,000 or 96%, to approximately $350,000 for the three months ended April 30, 1998, as compared to approximately $179,000 for the three months ended April 30, 1997. This increase is primarily attributable to an increase in investment income generated by funds provided by the exercise of the Company's outstanding warrants in October 1997 and by funds provided by operating activities.

    For the three months ended April 30, 1998, the Company had income before income taxes of approximately $1,228,000 and recorded a provision for income taxes of approximately $481,000, as compared to income before income taxes of approximately $815,000 and a provision for income taxes of approximately
$325,000 in the same period in 1997. Net income increased approximately $257,000, or 52%, to approximately $747,000 for the three months ended April 30, 1998 as compared to approximately $490,000 for the three months ended April 30, 1997.


Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $31,842,000 at April 30, 1998, as compared to approximately $26,857,000 at October 31, 1997. The increase of approximately $4,985,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

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


                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      An annual meeting of stockholders was held on April 16, 1998 to elect two directors for a term expiring at the annual meeting of stockholders to be held in 2001, and to vote on certain amendments to the Company's Certificate of Incorporation and Bylaws, which amendments would have had certain anti-takeover affects. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's proposals. The nominees for director were elected, proposals two through six were not approved.

      A total of 4,406,200 shares were voted for the election of Cindy H. Luby as Director; votes were withheld for 90,900 shares. A total of 4,386,400 shares were voted for the election of William H. Brown as Director; votes were withheld for 110,700 shares. There were no abstentions and no broker non-votes. In addition to the nominees elected as director, the other directors whose terms of office continue after the meeting are Chester J. Luby, Robert E. Schulman and Donald Kirsch.

The results with respect to the other proposals are summarized below:

A proposal to amend the Bylaws to fix the number of directors and provide for filling vacancies on the Board:

       For     Against     Abstain        Not Voted
    2,081,777   106,885     10,570         2,297,868

A  proposal  to  amend  the  Certificate  of   Incorporation   to  provide  that
stockholders may only remove directors for cause:

        For     Against     Abstain        Not Voted
    1,928,522   242,844     27,866         2,297,868

A proposal to amend the Certificate of Incorporation and Bylaws to provide that only the Board of Directors or Chairman of the Board may call special stockholder meetings:

       For     Against     Abstain        Not Voted
    1,875,757   309,655     13,820         2,297,868

A proposal to amend the Certificate of Incorporation and Bylaws to eliminate stockholder action by written consent:

       For     Against     Abstain        Not Voted
    1,872,382   296,705     30,145         2,297,868

A proposal to amend the Certificate of Incorporation and Bylaws to require a two-thirds majority vote to amend or repeal the proposed amendments which were presented at the meeting:

       For     Against     Abstain        Not Voted
    1,837,447   332,984     28,801         2,297,868




Item 6(b). Exhibits and Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended April 30, 1998.




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




May 28, 1998           By:     /s/ Zvi D. Sprung
   Date                            Zvi D. Sprung
                            Chief Financial Officer