Form 10QSB
period 1998-07-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1998-09-03
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

Yes      X                     No


As of September 3, 1998, Registrant had issued and outstanding 4,644,116 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                July 31, 1998 and October 31, 1997                        3

                Consolidated Statements of Operations
                for the nine and three month periods ended
                July 31, 1998 and 1997                                    4

                Consolidated Statement of Stockholders'
                Equity for the nine month period ended
                July 31, 1998                                             5

                Consolidated Statements of Cash Flows for
                the nine month periods ended July 31, 1998
                and 1997                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION



Item 5.         Other Information                                        11


Item 6.         Exhibits and Reports on Form 8-K                         11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      July 31,    October 31,
                  ASSETS                                1998         1997
                  ------                               ------        -----
                                                     Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 21,085,237   $20,846,524
  United States Treasury Notes, at cost             13,492,291     6,010,337
  Accounts receivable                                8,426,250     8,891,963
  Prepaid expenses                                     502,684       367,932
                                                    -----------   ----------
           Total current assets                     43,506,462    36,116,756

RESTRICTED CASH                                      1,699,915     1,633,068

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $794,135 and $530,281,
 respectively                                        1,570,576     1,179,293

INTANGIBLE ASSETS, less accumulated amortization
 of $145,620 and $127,401, respectively                 79,380        97,599

DEFERRED INCOME TAXES                                1,933,281     1,491,771

NOTE FROM RELATED PARTY                                 90,000       110,000

OTHER ASSETS                                         1,076,122       654,074
                                                    -----------    ----------
                                                   $49,955,736   $41,282,561
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,232,143   $ 2,929,476
  Accrued expenses                                     667,214     1,040,721
  Accrued commissions                                1,304,146     1,080,178
  Reserve for claims                                 1,500,582     1,120,527
  Other liabilities                                    426,046       241,598
                                                     ----------   ----------
           Total current liabilities                 7,130,131     6,412,500

DEFERRED CONTRACT REVENUE                           23,868,587    18,478,155

CONTINGENCY PAYABLE                                  1,699,915     1,633,068
                                                   -----------    -----------
           Total liabilities                        32,698,633    26,523,723
                                                   ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                 -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 4,644,116 and 4,623,016
   shares, respectively                                 46,442        46,231
  Additional paid-in capital                        11,082,066    11,052,054
  Retained earnings                                  6,128,595     3,660,553
                                                    -----------   -----------

           Total stockholders' equity               17,257,103    14,758,838
                                                    -----------   -----------
                                                   $49,955,736   $41,282,561


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Nine Months       For the Three Months
                                Ended July 31,            Ended July 31,
                                1998        1997          1998          1997

REVENUES                    $35,875,823  $25,598,342  $13,775,114  $10,614,028

OPERATING COSTS AND EXPENSES:
Costs of services provided   17,333,339   10,439,794    6,712,644    4,652,924
Selling, general and
 administrative expenses     16,040,461   13,100,620    5,942,280    5,044,867
                             -----------  ----------    ----------  ----------

  Operating income            2,502,023    2,057,928    1,120,190      916,237

OTHER INCOME (EXPENSE):
Interest income               1,068,433      537,584      388,467      205,179
Interest expense                  -          (24,975)        -         (18,325)
Other income                    500,000         -            -            -
                              ----------    ----------   ---------   ----------

  Income before income taxes  4,070,456    2,570,537    1,508,657    1,103,091

PROVISION FOR INCOME TAXES    1,602,414    1,026,673      593,470      440,575
                              ---------    ---------     ---------    ---------

  Net income                 $2,468,042   $1,543,864    $ 915,187     $662,516
                              ==========  ==========    =========     ========


NET INCOME PER SHARE:


Basic                          $ .53        $ .45       $ .20         $ .19
                               ======       ======      ======        ======
Weighted average shares
 outstanding                  4,631,932   3,395,048    4,640,933    3,401,368
                              =========   =========    =========    =========




Diluted                        $ .50        $ .40       $ .19         $ .17
                               ======       ======      ======        ======
Weighted average shares
 outstanding                  4,967,451   3,813,143    4,942,004    3,966,080
                              =========   =========    =========    =========






       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 1998
                                    UNAUDITED







                               Common Stock    Additional
                             Number             Paid-in   Retained
                            of Shares   Amount  Capital   Earnings      Total

BALANCE AT OCTOBER 31,1997 4,623,016 $46,231 $11,052,054 $3,660,553 $14,758,838

   Shares issued pursuant
    to exercise of employee
    stock options             21,100     211      30,012      -          30,223

   Net income for the nine
    months ended July 31,
    1998                          -        -        -     2,468,042   2,468,042
                             -------  -------  ---------  ---------   ---------

BALANCE AT JULY 31, 1998   4,644,116 $46,442 $11,082,066 $6,128,595 $17,257,103
                           ========= =======  ==========  =========  ==========













        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                    UNAUDITED

                                                      1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 2,468,042        $1,543,864
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     308,782           248,471
   Deferred income taxes                            (441,510)         (508,779)
   Increase (decrease) in cash resulting
    from changes in operating assets
    and liabilities:
    Accounts receivable                              465,713        (4,269,406)
    Prepaid expenses                                (134,752)           13,117
    Restricted cash                                  (66,847)          374,181
    Other assets                                    (448,757)          (10,339)
    Accounts payable                                 302,667           997,274
    Accrued expenses                                (373,507)          559,941
    Accrued commissions                              223,968           478,727
    Reserve for claims                               380,055            97,557
    Other liabilities                                184,448            31,325
    Deferred contract revenue                      5,390,432         6,369,296
    Contingency payable                               66,847          (374,181)
                                                  ----------         ----------

      Net cash provided by operating activities    8,325,581         5,551,048
                                                  -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of United States Treasury Notes   (7,481,954)       (7,787,575)
  Purchases of furniture, fixtures and equipment,
    net                                             (655,137)         (429,127)
  Note from related party                             20,000          (110,000)
                                                  -----------         ---------
      Net cash used in investing activities       (8,117,091)       (8,326,702)
                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options    30,223            12,044
                                                    ---------        ----------

      Net cash provided by financing activities       30,223            12,044
                                                    ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         238,713        (2,763,610)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    20,846,524        13,230,203
                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $21,085,237       $10,466,593
                                                  ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $2,006,865        $1,210,059
                                                  ===========       ===========



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

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1998, and the consolidated results of operations and cash flows for the periods ended July 31, 1998 and 1997. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the nine and three month periods ended July 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                             Net Income   Shares   Per Share

For the nine months ended July 31, 1998

Basic EPS
Net income attributable to common shares    $2,468,042   4,631,932    $.53

Effect of dilutive securities: stock options
 and warrants                                    -         335,519    (.03)
                                              --------    ---------    ---

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises    $2,468,042   4,967,451    $.50
                                             ========    =========    =====


For the nine months ended July 31, 1997

Basic EPS
Net income attributable to common shares    $1,543,864   3,395,048    $.45

Effect of dilutive securities: stock options
 and warrants                                   -          418,095    (.05)
                                             --------    ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises    $1,543,864   3,813,143    $.40
                                              ========   =========    =====

                                            Net Income   Shares  Per Share

For the three months ended July  31, 1998

Basic EPS
Net income attributable to common shares      $915,187   4,640,933    $.20

Effect of dilutive securities: stock options
 and warrants                                     -        301,071    (.01)
                                              --------   ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises      $915,187   4,942,004    $.19
                                              ========   =========    ====


For the three months ended July 31, 1997

Basic EPS
Net income attributable to common shares      $662,516   3,401,368    $.19

Effect of dilutive securities: stock options
 and warrants                                     -        564,712    (.02)
                                              --------   ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises       $662,516   3,966,080    $.17
                                               ========   =========    =====


5. In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities ". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No.133 is effective for fiscal years beginning after June 15, 1999. The Company does not use derivatives or hedging instruments, and therefore this new pronouncement is not applicable.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Nine Months ended July 31, 1998 compared to the Nine Months ended July 31, 1997

    Revenues increased approximately $10,278,000, or 40%, to approximately $35,876,000 for the nine months ended July 31, 1998 as compared to approximately $25,598,000 for the nine months ended July 31, 1997. This increase was primarily due to: (i) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1998. The increase in the number of service contracts accepted for administration during fiscal 1998 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products and to a more diversified array of products offered by the Company.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $6,893,000, or 66%, to approximately $17,333,000 for the nine months ended July 31, 1998, as compared to approximately $10,440,000 for the nine months ended July 31, 1997. As a percentage of revenues, cost of services provided increased to 48% for the nine months ended July 31, 1998 as compared to 41% in the same period in 1997. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $3,384,000, or 22%, to approximately $18,542,000 for the nine months ended July 31, 1998, as compared to approximately $15,158,000 for the nine months ended July 31, 1997. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the nine months ended July 31, 1998 was 52% as compared to 59% for the nine months ended July 30, 1997. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $2,939,000, or 22%, to approximately $16,040,000 for the nine months ended July 31, 1998, up from approximately $13,101,000 for the nine months ended July 31, 1997. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel and postage costs resulting from increased sales volume and to the development of new service contract products. As a percentage of revenues, selling, general and administrative expenses decreased to 45% for the nine months ended July 31, 1998 as compared to 51% in the same period in 1997.

    Other income, net increased by approximately $1,055,000 or 206%, to approximately $1,568,000 for the nine months ended July 31, 1998, as compared to approximately $513,000 for the nine months ended July 31, 1997. This increase is partially attributable to other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998. The balance of the increase of $555,000 was the result of an increase in investment income generated by funds provided by the exercise of the Company's outstanding warrants in October 1997 and by funds provided by operating activities.

    For the nine months ended July 31, 1998, the Company had income before income taxes of approximately $4,070,000 and recorded a provision for income taxes of approximately $1,602,000, as compared to income before income taxes of approximately $2,571,000 and a provision for income taxes of approximately $1,027,000 in the same period in 1997. Net income increased approximately $924,000, or 60%, to approximately $2,468,000 for the nine months ended July 31, 1998 as compared to approximately $1,544,000 for the nine months ended July 31, 1997.

    For the Three Months ended July 31, 1998 compared to the Three Months ended July 31, 1997

    Revenues  increased  approximately  $3,161,000,  or  30%,  to  approximately
$13,775,000 for the three months ended July 31, 1998 as compared to approximately $10,614,000 for the three months ended July 31, 1997. This increase was primarily due to: (i) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1998. The increase in the number of service contracts accepted for administration during fiscal 1998 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products and to a more diversified array of products offered by the Company.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $2,060,000, or 44%, to approximately $6,713,000 for the three months ended July 31, 1998, as compared to approximately $4,653,000 for the three months ended July 31, 1997. As a percentage of revenues, cost of services provided increased to 49% for the three months ended July 31, 1998 as compared to 44% in the same period in 1997. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $1,101,000, or 18%, to approximately $7,062,000 for the three months ended July 31, 1998, as compared to approximately $5,961,000 for the three months ended July 31, 1997. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the three months ended July 31, 1998 was 51% as compared to 56% for the three months ended July 31, 1997. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $897,000, or 18%, to approximately $5,942,000 for the three months ended July 31, 1998, up from approximately $5,045,000 for the three months ended July 31, 1997. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due, in part, to increased personnel costs resulting from increased sales volume and to the development of new service contract products. As a percentage of revenues, selling, general and administrative expenses decreased to 43% for the three months ended July 31, 1998 as compared to 48% in the same period in 1997.

    Other income, net increased by approximately $201,000 or 108%, to approximately $388,000 for the three months ended July 31, 1998, as compared to approximately $187,000 for the three months ended July 31, 1997. This increase is primarily attributable to an increase in investment income generated by funds provided by the exercise of the Company's outstanding warrants in October 1997 and by funds provided by operating activities.

    For the three months ended July 31, 1998, the Company had income before income taxes of approximately $1,509,000 and recorded a provision for income taxes of approximately $594,000, as compared to income before income taxes of approximately $1,103,000 and a provision for income taxes of approximately $441,000 in the same period in 1997. Net income increased approximately $253,000, or 38%, to approximately $915,000 for the three months ended July 31, 1998 as compared to approximately $662,000 for the three months ended July 31, 1997.


Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Notes, at cost, were approximately $34,578,000 at July 31, 1998, as compared to approximately $26,857,000 at October 31, 1997. The increase of approximately $7,721,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

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

Year 2000


    The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company believes, based upon its internal reviews, inquiries made of its critical customers and suppliers, and other factors, that the future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material effect on the Company's results of operations or financial position.


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




                     PART II - OTHER INFORMATION


Item 5.    Other Information

      Shareholder Proposals

    Any shareholder proposal submitted outside the process of rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for presentation at the Company's 1999 Annual Meeting will be considered untimely for purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice of such shareholder proposal is received by the Company after February 1, 1999.



Item 6(b). Exhibits and Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended July 31, 1998.









      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




September 3, 1998      By:       /s/ Zvi D. Sprung
     Date                            Zvi D. Sprung
                               Chief Financial Officer