Form 10KSB40
period 1998-10-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1999-01-19
CIK 918184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year October 31, 1998 Commission file no.1-12938

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the fiscal year ended October 31, 1998 were $49,283,426. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 13, 1999 as reported on the NASDAQ National Market ("NASDAQ"), was approximately $44,767,000.

As of January 13,1999, Registrant had issued and outstanding 4,655,616 shares of Common Stock.

Transitional Small Business Issuer Disclosure Format (check one): Yes  No  x

PART I

Item 1.  Business

General

    Interstate National Dealer Services, Inc. (the "Company") was incorporated in Delaware in 1991 and commenced operations in November 1991 with the purchase of certain assets and the assumption of certain liabilities of INDS Group, Inc., a California corporation which commenced operations in 1981 under the name Interstate National Dealer Services Group, Inc. The Company's principal executive offices are located at 333 Earle Ovington Blvd., Mitchel Field, New York 11553, and its telephone number is (516) 228-8600.

    The Company designs, markets and administers service contracts and warranties for new and used motor vehicles and recreational vehicles and, to a lesser extent, watercraft, motorcycles and other vehicles. A service contract may be sold by any of the following entities: (1) either the seller originating the sale of the vehicle, (2) the financial institution financing the sale of the vehicle, or (3) other entities, including the Company, which sell the contract to the owner of the vehicle after the vehicle has been purchased. A vehicle service contract is an agreement between either the seller or the administrator of the service contract and the vehicle purchaser under which the seller or the administrator agrees to replace or repair for a specific term designated vehicle parts in the event of a mechanical breakdown. Vehicle service contracts supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options (typically ranging from three months to seven years and/or 3,000 miles to 150,000 miles) generally offered for sale by sellers to vehicle purchasers in a manner similar to other options.

    The Company offers a variety of vehicle service contract and warranty programs through its nationwide sales force of independent sales agents consisting of both companies and individuals. The Company enters into a non-exclusive agreement with each seller, under which the Company obtains insurance coverage to cover such seller's liability for claims under its vehicle service contracts and assists such seller, and purchasers, with the making, processing and adjustment of claims.

    In April 1995, the Company formed an affiliated insurance company, National Service Contract Insurance Company Risk Retention Group, Inc. ("NSC"). Prior to March 1996, substantially all of the insurance policies arranged by the Company as administrator to its sellers had been underwritten by The Travelers Indemnity Company ("Travelers") and National Warranty Insurance, Risk Retention Group ("National Warranty"). Commencing March 1996, the insurance policies arranged by the Company were underwritten by Travelers and NSC. In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital to underwrite a portion of the insurance policies arranged by the Company.

    Each seller pays a net rate for each service contract or warranty it sells. This payment includes (i) an administrative fee for the Company from which the Company pays any commission due the agent, (ii) insurance premiums and fees for the insurance underwriter, and (iii) a claim reserve to be placed in an interest-bearing loss reserve account maintained for the benefit of the contract purchaser. The net rate for service contracts ranges from $75 to over $3,000 per contract with a typical average net rate per contract of $600 for a new car, $650 for a used car and $725 for a new or used recreational vehicle. In most cases, each seller is free to determine the price at which it will sell the service contract to the purchaser. The amount a seller charges for the service contract in excess of the net rate is additional income to such seller. The administrative fee for the Company ranges from $30 to $250 (prior to the payment to the agent of any commission which generally ranges from $10 to $125) per contract, which fee varies based on the type of service contract sold by a seller.

    The various vehicle service contract programs offered by the Company are designed to provide sellers with an additional source of revenue. For example, certain of the Company's programs provide that sellers and other participants (such as agents) who reach certain sales volumes receive additional revenues if, and to the extent, claims paid on their service contracts are less than the claims reserves maintained for such contracts. Under certain circumstances, the Company may also be entitled to unconsumed claim reserves, including reserves attributable to sellers who have not achieved specified sales volumes of service contracts.

    Initially, the Company's business focused on extended warranties for new automobiles and, to a lesser extent, used cars. In the past four years, however, a higher percentage of sales are from warranties for used cars. In addition, the Company has expanded into other markets and has realized an increasing portion of revenues from its recreational vehicle programs.

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

    The Company enters into an independent agent agreement with each of its agents which generally is terminable at any time by the Company or the agent upon giving of 30 days written notice or by the Company immediately for cause. The agreement provides that, among other things, the agents solicit sellers, on a non-exclusive basis, for the Company within designated territories which may include one or more states or portions thereof. Most agents are compensated on a flat rate commission basis. Agents may sell products and services of other companies, including competitors of the Company, and have no obligation to sell the products and services offered by the Company.

    In order to sell service contracts to vehicle owners who had not purchased a service contract at the time of their vehicle purchase, the Company also makes sales through its own and a third party's call center facilities and through its own and another entity's internet sites. To facilitate such direct sales, the Company offers a service contract financing program. Under the Company's financing program, a purchaser of a service contract is given the option to pay for such contract on a monthly basis over a period of time, without interest. As of October 31, 1998, the Company's receivables from its financing program totaled approximately $6,849,000. The Company believes its exposure from these financed contracts is limited because the service contract is terminated if the purchaser fails to make his monthly payments to the Company.

Competition

    The business of marketing administrative services and related products, and specifically services related to motor vehicle service contracts, is highly competitive and dominated by the major automotive manufacturers and other independent third-party administrators. The Company is unable to predict the extent to which automobile manufacturers (by, for example, extending the period covered under vehicle warranties) may reduce a dealer's ability to market extended vehicle service contracts such as those administered by the Company.

    Although management of the Company believes that it is competitive with most third-party administrators, the Company's position in the overall market is not significant. In addition, many of the Company's competitors have significantly better financial resources and operating resources than those of the Company. In order to be competitive in the marketplace, the Company provides insurance coverage at competitive prices, offers a range of products and services believed not to be available from most of its competitors and supports sales with service to its dealers and the vehicle purchaser. The Company provides maintains a toll-free line to facilitate customer service.

Seasonality

    A sale of a service contract by the Company is dependent upon the sale of the primary product (such as motor vehicles, recreational vehicles and watercraft) covered by the service contract. As a result, the Company's revenues are reduced in the winter months when sales of new and used motor vehicles, recreational vehicles and watercraft are lower in some regions than during the other months of the year.

Government Regulation

    The service contract programs developed and marketed by the Company and its related operations are regulated by the statutes and regulations of a number of states. Generally, some states require registration of administrators and some state statutes concern the scope of service contract coverage and the content of the service contract or warranty document. In the latter instances, these state statutes typically require that specific provisions be included in the contract expressly stating the purchaser's rights in the event of a claim, how the service contract or warranty may be canceled and identification of the insurance underwriter indemnifying the sellers or administrators against loss for performance under the terms of the contracts. The Company believes that it is in compliance in all material respects with the applicable regulations governing vehicle service contracts and warranties in the states in which it does business, and in some cases relies on its insurance underwriters and their managing agents to monitor such regulations and respond to any inquiries from state authorities.

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

Employees

    As of December 31, 1998, the Company had 103 full-time employees and 40 part-time employees. None of the Company employees is represented by a labor union, and the Company considers its relations with its employees to be good.

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


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item  5.   Market  for   Registrant's   Common   Equity  and   Related
Stockholder Matters

    From July 22, 1994 until January 23, 1997, the Company's common stock, par value $.01 per share (the "Common Stock") and the Company's redeemable common stock purchase warrants, exercisable to purchase one share of Common Stock (the "Warrants"), traded on the NASDAQ SmallCap Market under the symbols "ISTN," and "ISTNW," respectively, and on the Boston Stock Exchange under the symbols "IST" and "ISTW," respectively. On January 23, 1997, the Company's common stock and Warrants were listed for trading on the NASDAQ National Market System and, as a result, were no longer traded on the SmallCap Market or the Boston Stock Exchange. On September 29, 1997 the Company exercised its right to redeem all of its outstanding Warrants. The Warrants remained exercisable until October 29, 1997, thirty days after the date of the redemption notice. As of October 29, 1997, 1,218,983 of the 1,225,100 then outstanding warrants had been exercised by the holders thereof for a price of $5.50 per share and the Company received proceeds of approximately $6,704,000 from such exercises. All remaining Warrants are no longer exercisable.

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

    08/01/97 to 10/31/97     10-3/4   7-1/16     5        2-5/16

    11/01/97 to 01/31/98     10-1/8   7-3/4      N/A      N/A

    02/01/98 to 04/30/98     9-7/16   7-1/2      N/A      N/A

    05/01/98 to 07/31/98     8-3/8    7          N/A      N/A

    08/01/98 to 10/31/98     8-1/8    5-3/8      N/A      N/A

    11/01/98 to 01/13/99     12-1/4   7-1/8      N/A      N/A

  As of January 13, 1999, there were 56 holders of record of Common Stock.

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

    At any time after the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the outstanding Common Stock and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment).

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Year ended October 31, 1998 compared to the Year ended October 31, 1997

    Revenues increased approximately $11,354,000, or 30%, to approximately $49,283,000 for the year ended October 31, 1998 as compared to approximately $37,929,000 for the year ended October 31, 1997. This increase was primarily due to: (i) a significant increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) a significant increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1998. The increase in the number of service contracts accepted for administration during fiscal 1998 was primarily due to the aggressive efforts by the Company in enrolling additional producers to sell the Company's products and to a more diversified array of products offered by the Company.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $7,129,000, or 42%, to approximately $23,975,000 for the year ended October 31, 1998, as compared to approximately $16,846,000 for the year ended October 31, 1997. As a percentage of revenues, cost of services provided increased to 49% for the year ended October 31, 1998 as compared to 44% in the same period in 1997. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $4,226,000, or 20%, to approximately $25,308,000 for the year ended October 31, 1998, as compared to approximately $21,082,000 for the year ended October 31, 1997. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the year ended October 31, 1998 was 51% as compared to 56% for the year ended October 30, 1997. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $3,544,000, or 19%, to approximately $21,835,000 for the year ended October 31, 1998, up from approximately $18,291,000 for the year ended October 31, 1997.
This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel and postage costs resulting from increased sales volume and to the development of new service contract products. As a percentage of revenues, selling, general and administrative expenses decreased to 44% for the year ended October 31, 1998 as compared to 48% in the same period in 1997.

    Other income, net increased by approximately $1,224,000 or 165%, to approximately $1,968,000 for the year ended October 31, 1998, as compared to approximately $744,000 for the year ended October 31, 1997. This increase is partially attributable to other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998. The balance of the increase was the result of an increase in investment income generated by funds provided by the exercise of the Company's outstanding warrants in October 1997 and by funds provided by operating activities.

    For the year ended October 31, 1998, the Company had income before income taxes of approximately $5,442,000 and recorded a provision for income taxes of approximately $2,138,000, as compared to income before income taxes of approximately $3,535,000 and a provision for income taxes of approximately $1,398,000 in the same period in 1997. Net income increased approximately $1,167,000, or 55%, to approximately $3,304,000 for the year ended October 31, 1998 as compared to approximately $2,137,000 for the year ended October 31, 1997.

Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Bills, at cost, were approximately $37,331,000 at October 31, 1998, as compared to approximately $26,857,000 at October 31, 1997. The increase of approximately $10,474,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 1998, no amounts had been borrowed under the credit facility.

    The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next fiscal year at the Company's present level of revenues and business activity.

Capital Expenditures

    The Company intends to spend approximately $350,000 in fiscal 1999 for the purchase of computer hardware and software, telephone equipment and leasehold improvements to enable the Company to administer the contracts generated by increased sales volume.

Impact of Inflation

    The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Year 2000

    The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's computer systems use four-digit date fields to designate a year and, as a result, the Company believes that its systems will properly recognize the Year 2000. The Company has contacted its critical suppliers of services to determine that the services that they provide are Year 2000 compliant. The Company believes, based upon its internal reviews, the configuration of the Company's systems, inquiries made of its critical customers and suppliers, and other factors, that the future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not be material to the Company's results of operations or financial position.

Item 7.  Financial Statements

       Annexed hereto starting on page F-1.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                 Page

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of October 31, 1998 and 1997     F-3

  Consolidated Statements of Operations for the years ended
  October 31, 1998 and 1997                                       F-4

  Consolidated Statements of Stockholders' Equity for the years
  ended October 31, 1998 and 1997                                 F-5

  Consolidated Statements of Cash Flows for the years ended
  October 31, 1998 and 1997                                       F-6

  Notes to Consolidated Financial Statements                      F-7

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Interstate National Dealer Services, Inc.:


We have audited the accompanying consolidated balance sheets of Interstate National Dealer Services, Inc. (a Delaware corporation) and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate National Dealer Services, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP





Melville, New York
January 6, 1999

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF OCTOBER 31, 1998 AND 1997

                  ASSETS                                  1998          1997
                  ------                               --------         -----

CURRENT ASSETS:
  Cash and cash equivalents                       $ 20,885,903     $20,846,524
  United States Treasury Bills, at cost             16,445,339       6,010,337
  Accounts receivable, net                           8,163,882       8,891,963
  Prepaid expenses                                     653,281         367,932
                                                    -----------     -----------
           Total current assets                     46,148,405      36,116,756

RESTRICTED CASH                                      1,951,856       1,633,068

FURNITURE, FIXTURES AND EQUIPMENT,  at cost,
 less accumulated  depreciation and amortization
 of $897,478 and $530,281, respectively              1,551,572       1,179,293

INTANGIBLE ASSETS, less accumulated amortization
 of $151,667 and $127,401, respectively                 73,333          97,599

DEFERRED INCOME TAXES                                2,127,843       1,491,771

NOTE FROM RELATED PARTY                                 90,000         110,000

OTHER ASSETS                                         1,463,732         654,074
                                                  -------------     -----------
                                                   $53,406,741     $41,282,561
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,402,417     $ 2,929,476
  Accrued expenses                                     737,660       1,040,721
  Accrued commissions                                1,001,178       1,080,178
  Reserve for claims                                 1,622,361       1,120,527
  Other liabilities                                    311,135         241,598
                                                     -----------    -----------
           Total current liabilities                 7,074,751       6,412,500

DEFERRED CONTRACT REVENUE                           26,264,571      18,478,155

CONTINGENCY PAYABLE                                  1,951,856       1,633,068
                                                    -----------    ------------
           Total liabilities                        35,291,178      26,523,723
                                                    -----------    ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares        -               -
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding 4,650,916 and 4,623,016 shares,
   respectively                                         46,509          46,231
  Additional paid-in capital                        11,104,699      11,052,054
  Retained earnings                                  6,964,355       3,660,553
                                                   ------------    ------------

           Total stockholders' equity               18,115,563      14,758,838
                                                   ------------    ------------
                                                  $ 53,406,741    $ 41,282,561


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                     1998           1997

REVENUES                                         $ 49,283,426   $ 37,928,719

OPERATING COSTS AND EXPENSES:
  Costs of services provided                       23,974,988     16,846,370
  Selling, general and administrative expenses     21,835,259     18,290,862

                                                   ----------      ---------
     Operating income                               3,473,179      2,791,487

OTHER INCOME (EXPENSE):
  Interest income                                   1,483,296        771,702
  Interest expense                                    (15,000)       (27,968)
  Other income                                        500,000           -
                                                 -------------    -----------
     Income before provision for income taxes       5,441,475      3,535,221

PROVISION FOR INCOME TAXES                          2,137,673      1,398,548
                                                 -------------    -----------

     Net income                                  $  3,303,802    $ 2,136,673
                                                 =============   ============


NET INCOME PER SHARE:

  Basic                                          $        .71     $      .62
                                                 ============     ==========
  Weighted average shares outstanding               4,635,301      3,434,008
                                                 ============     ==========


  Diluted                                        $        .67     $      .54
                                                 ============     ==========
  Weighted average shares outstanding               4,960,939      3,949,744
                                                 ============     ==========






      The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997



                               Common Stock                Additional
                             Number of          Paid-in     Retained
                               Shares   Amount  Capital     Earnings    Total



BALANCE AT OCTOBER 31, 1996 3,384,233 $33,843  $4,347,592 $1,523,880  $5,905,315

Shares issued pursuant to
 exercise of warrants       1,218,983  12,190   6,692,216       -      6,704,406

Shares issued pursuant to
 exercise of stock options     19,800     198      12,246       -         12,444

Net income for the year ended
 October 31, 1997                -        -         -      2,136,673   2,136,673
                            --------- -------  ---------  ----------   ---------


BALANCE AT OCTOBER 31, 1997 4,623,016  46,231  11,052,054  3,660,553  14,758,838


Shares issued pursuant to
 exercise of stock options     27,900     278      52,645       -         52,923

Net income for the year ended
 October 31, 1998                -        -         -      3,303,802   3,303,802
                            --------- -------  ----------  ---------  ----------



BALANCE AT OCTOBER 31, 1998 4,650,916 $46,509 $11,104,699 $6,964,355 $18,115,563
                            ========= ======= =========== ========== ===========


















       The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997


                                                       1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $3,303,802  $2,136,673
  Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                      427,173     339,891
   Deferred income taxes                             (636,072)   (638,791)
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                               728,081  (4,753,912)
    Prepaid expenses                                 (285,349)   (117,763)
    Restricted cash                                  (318,788)    342,437
    Other assets                                     (845,368)     (2,839)
    Accounts payable                                  472,941   1,359,579
    Accrued expenses                                 (303,061)    528,606
    Accrued commissions                               (79,000)    531,706
    Reserve for claims                                501,834     466,680
    Other liabilities                                  69,537      85,846
    Deferred contract revenue                       7,786,416   7,799,889
    Contingency payable                               318,788    (342,437)
                                                   ----------   ----------

       Net cash provided by operating activities   11,140,934   7,735,565
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of United States
   Treasury Bills                                 (10,435,002) (6,010,337)
  Purchase of furniture, fixtures and equipment      (739,476)   (555,757)
  Note from related party                              20,000    (110,000)
                                                     ---------   ---------
       Net cash used in investing
         activities                               (11,154,478) (6,676,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants                     -      6,704,406
  Payment of long-term debt to related party             -       (160,000)
  Proceeds from exercise of stock options              52,923      12,444
                                                     ---------  ----------
       Net cash provided by financing
        activities                                     52,923   6,556,850
                                                   -----------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              39,379   7,616,321

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       20,846,524  13,230,203
                                                   ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR           $ 20,885,903 $20,846,524
                                                 ============ ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                                 $ 2,915,254  $ 2,083,791
                                                 ============ ===========
    Interest                                     $    15,000  $    27,968
                                                 ============ ===========


      The accompanying notes to financial statements are an integral part of these consolidated statements.

         INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 1998 AND 1997

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

Interstate National Dealer Services, Inc. and subsidiaries (the "Company") designs, markets and administers service contracts and warranties for new and used motor vehicles and recreational vehicles and, to a lesser extent, watercraft, motorcycles and other vehicles. A service contract may be sold by any of the following entities: (1) either the seller originating the sale of the vehicle, (2) the financial institution financing the sale of the vehicle, or (3) other entities, including the Company, which sell the contract to the owner of the vehicle after the vehicle has been purchased. A vehicle service contract is an agreement between either the seller or the administrator of the service contract and the vehicle purchaser under which the seller or the administrator agrees to replace or repair for a specific term designated vehicle parts in the event of a mechanical breakdown. Vehicle service contracts supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options (typically ranging from three months to seven years and/or 3,000 miles to 150,000 miles) generally offered for sale by sellers to vehicle purchasers in a manner similar to other options. The Company enters into a non-exclusive agreement with each seller, under which the Company obtains insurance coverage to cover such seller's liability for claims under its vehicle service contracts and assists such seller, and purchasers, with the making, processing and adjustment of claims. In April 1995, the Company formed an affiliated insurance company, National Service Contract Insurance Company Risk Retention Group, Inc. ("NSC"). Commencing March 1996, the insurance policies arranged by the Company as administrator to its dealers were underwritten by NSC and a single non-affiliated insurance company. In January 1998, the Company entered into an agreement with a second non-affiliated insurance company to underwrite a portion of its service contracts.

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

Restricted Cash

Pursuant  to  an  agreement  among  the  Company,   one  of  the  non-affiliated
underwriters of the insurance policies administered by the Company and its managing agent, a specified amount is required to be deposited into an escrow account for each contract sold by the Company and underwritten by such insurer. These funds held in escrow by an independent third party are to be used for paying the costs of administering service contracts should the Company be unable to do so for any reason. Under the agreement, the Company is entitled to receive on a quarterly basis, any funds in excess of a specified amount for each active service contract. For the years ended October 31, 1998 and 1997, the Company received approximately $195,000 and $136,000, respectively, of such funds, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in this escrow account totaled approximately $802,000 and $753,000 at October 31, 1998 and 1997, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Certain of the service contract programs offered by the Company provide that the claim reserves generated by each dealer be placed in interest-bearing accounts maintained by PNC Bank, New England. To the extent such reserves are unconsumed on expired contracts, then (a) with respect to dealers who reach specified sales volumes of service contracts, such unconsumed reserves and any interest earned thereon are distributed (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level) to the dealer and (b) with respect to each other dealer, such unconsumed reserves and any interest earned thereon are distributed to the Company (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level). The Company received approximately $122,000 and $254,000 of such unconsumed reserves for the years ended October 31, 1998 and 1997, respectively, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in these interest-bearing accounts totaled approximately $1,150,000 and $880,000 at October 31, 1998 and 1997, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Reserve for Claims

Reserve for claims represents claims that were approved for payment as of October 31, 1998 and 1997, but not paid as of those respective dates.

Revenues

Revenues relating to administrative and insurance fees from the sale of vehicle service contracts are recognized when the service contract sold is approved and accepted by the Company. Revenues are deferred on vehicle service contracts in those instances where the Company directly receives cash for that portion of the total service contract that is allocated to estimated claims reserves. Deferred contract revenue is recorded as earned over the life of the service contract in proportion to expected claims.

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

Net Income Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

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

2.  FURNITURE, FIXTURES AND EQUIPMENT:

Furniture, fixtures and equipment consists of the following :

                                         October 31,
                                        1998        1997
    Furniture and fixtures        $   624,366  $  424,096
    Office equipment                1,616,828   1,225,667
    Leasehold improvements            207,856      59,811
                                    ----------  ----------
                                    2,449,050   1,709,574
    Less:  Accumulated depreciation
             and amortization         897,478     530,281
                                   -----------  ----------
                                   $1,551,572  $1,179,293

3.  INCOME TAXES:

The provision for income taxes consists of the following :
                                          October 31,
                                        1998        1997
                                     ---------    --------
Federal :
         Current                   $2,182,830  $1,564,233
         Deferred                    (480,872)   (463,523)
    State :
         Current                      590,915     473,106
         Deferred                    (155,200)   (175,268)
                                   ----------- -----------
                                   $2,137,673  $1,398,548

The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate were as follows :
                                          October 31,
                                        1998     1997

    U.S. Federal statutory rate         34%       34%
    State income taxes, net of
       Federal benefit                   5         6
                                       ----       ---
    Effective tax rate                  39%       40%
                                        ===       ===

The deferred income taxes of approximately $2,128,000, which have been paid as of October 31, 1998, result from temporary differences between the financial accounting and income tax treatment of deferred contract revenue.

4. LINE OF CREDIT:

During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 1998 and 1997, no amounts had been borrowed under the credit facility.

5.  STOCKHOLDERS' EQUITY:

a)  Warrants

In connection with a July 1994 public offering of Common Stock, the Company issued warrants for the purchase of 1,225,100 shares of its Common Stock at a price per share of $5.50. On September 29, 1997 the Company exercised its right to redeem all of its outstanding warrants. The warrants remained exercisable until October 29, 1997, thirty days after the date of the redemption notice. As of October 29, 1997, 1,218,983 of the 1,225,100 then outstanding warrants had been exercised by the holders thereof for a price of $5.50 per share and the Company received proceeds of $6,704,406 in connection therewith. All remaining warrants are no longer excercisable.

b)  1993 Stock Option Plan

On November 1, 1992, the Company granted  certain   officers  and  employees
non-qualified stock
options for the purchase of up to 184,000 shares of common stock and on May 5, 1993, such non- qualified stock options were formally included in the Company's 1993 Stock Option Plan (the "Plan") adopted as of such date. Under the Plan, as amended, 344,000 shares of common stock have been reserved for issuance upon exercise of incentive stock options or non-qualified stock options to be granted to officers and employees who are instrumental to the success of the Company. The majority of options are exercisable in increments of 20% of the underlying option shares per annum following the first anniversary of the issuance date. However, no option shall be exercisable after the expiration of ten years from the date the option was granted.

The following options to purchase the Company's common shares were outstanding under the Plan at October 31, 1998:
                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price
    October 31, 1996                276,834        $2.10
      Exercised                     (19,800)         .63
      Canceled                       (3,400)        1.41
                                  ----------
    October 31, 1997                253,634        $2.23
      Exercised                     (16,300)         .53
                                  ----------
    October 31, 1998                237,334        $2.35

As of October 31, 1998, options to purchase 192,934 shares were exercisable and 11,500 shares were available for future grant.

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

The following options to purchase the Company's common shares were outstanding under the Incentive Plan at October 31, 1998:
                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price
    October 31, 1996                105,000        $4.36
      Granted                        37,500         6.73
                                  ---------
    October 31, 1997                142,500        $4.98
      Granted                        93,000         5.375
      Exercised                      (9,800)        4.24
                                  ----------
    October 31, 1998                225,700        $5.18

As of October 31, 1998, options to purchase 99,700 shares were exercisable and 64,500 shares were available for future grant.

d)  Other Options

On June 12, 1996, the Company granted certain officers non-qualified stock options for the purchase of 180,000 shares of common stock at a weighted average exercise price of $4.63 per share. Similarly, on January 7, 1998, the Company granted a certain officer non-qualified stock options for the purchase of 6,000 shares of common stock at an exercise price of $9.313 per share. The exercise prices exceeded the market value per share on the dates of grant. The options were immediately exercisable and expire ten years from the dates of grant.

e)  SFAS No. 123

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in fiscal 1998 and 1997 as described by the provisions of SFAS No. 123, the Company's net income and diluted net income per share would have been decreased as indicated below:
                                      1998       1997

Net income - as reported         $3,303,802   $2,136,673
Net income - pro forma            3,230,760    2,098,580
Diluted net income per share -
 as reported                        .67          .54
Diluted net income per share -
 pro forma                          .65          .53

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1998: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 4.6%; expected life of 5 years and a fair value of $2.74. The following weighted-average assumptions were used for grants in 1997: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.5%; expected life of 5 years and a fair value of $3.48.

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

6.  RELATED PARTY TRANSACTIONS:

In April 1997, the Company made a loan to one of its officers in the amount of $110,000. The loan bears interest at 7 percent per annum, payable quarterly, and is due in full in April 2002. Interest income of $6,595 and $3,375 was recorded for the years ended October 31, 1998 and 1997, respectively. The balance outstanding at October 31, 1998 was $90,000.
                                       F-12

In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital ("Orion") to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target Insurance Ltd. ("Target"), which is owned by certain shareholders of the Company, which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 1998, Target received approximately $2,100 in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 1998. In fiscal 1997 the Company and NSC had similar reinsurance agreements with Reliance National Indemnity Company, which agreements were terminated in December 1997.

7.  EMPLOYEE BENEFIT PLAN:

The Company maintains a 401(k) Profit Sharing Plan covering substantially all full-time employees, and provides for employee contributions of up to 15% of their salary. The Company does not match employee contributions. The profit sharing portion of the plan is discretionary and non-contributory. Approximately $82,000 and $64,000 was contributed by the Company for the years ended October 31, 1998 and 1997, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

Letters of Credit

Concurrent with the Orion agreements explained in Note 6, the Company issued two letters of credit through its principal lending institution in the amount of $1,750,000 and $250,0000. These letters of credit are irrevocable and have one-year renewable terms.

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

           Fiscal year                       Amount
           -----------                       ------
              1999                       $  636,000
              2000                          650,000
              2001                          666,000
              2002                          465,000
              2003                          462,000
           Thereafter                       616,000
                                           ---------
                                         $3,495,000

Rent expense totaled approximately $578,000 and $479,000 for the years ended October 31, 1998 and 1997, respectively.
                                       F-13

Employment Agreements

On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. The agreement terminates on December 31, 2008, but is automatically extended for additional one-year periods unless either party provides written notice that no further extensions shall be granted. The employment agreement provides for total compensation as the sum of his annual salary, annual bonus and annual performance bonus (if any) for that fiscal year. The annual salary of $250,000 may be increased annually at the discretion of the Board of Directors. The annual bonus is calculated based on the earnings of the Company and is equal to the greater of $150,000 or 4 1/2% of the Company's earnings before interest and taxes for the fiscal year. The annual performance bonus may be granted each year at the discretion of the Board of Directors. In the event of Mr. Luby's death or the termination of his employment agreement the amount the Company paid for his split-dollar life insurance policies which are recorded as non-interest bearing loans and totaled approximately $249,000 and $186,000 as of October 31, 1998 and 1997, respectively, will be reimbursed to the Company.

On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Cindy H. Luby providing for her employment as President and Chief Operating Officer of the Company. The agreement terminates on December 31, 2008, but is automatically extended for additional one-year periods unless either party provides written notice that no further extensions shall be granted. The employment agreement provides for total compensation as the sum of her annual salary, annual bonus and annual performance bonus (if any) for that fiscal year. The annual salary of $175,000 may be increased annually at the discretion of the Board of Directors. The annual bonus is calculated based on the earnings of the Company and is equal to the greater of $100,000 or 3 1/2% of the Company's earnings before interest and taxes for the fiscal year. The annual performance bonus may be granted each year at the discretion of the Board of Directors.

As of December 1, 1993, the Company entered into a five-year employment agreement with its vice president, marketing, which provides for an annual salary of approximately $69,000. He also receives monthly commissions in an amount equal to 2% of (a) all administrative fees paid to the Company during such month minus (b) the aggregate selling expenses incurred for such month minus (c) $150,000. Such employment agreement, as amended, terminates on December 31, 2002. During the term of such agreement, the vice president, marketing, is entitled to receive an annual bonus at the discretion of the Board of Directors.

The future aggregate minimum annual compensation required under these agreements is approximately $744,000.

Litigation

In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

9.  DISPUTE SETTLEMENT:

Included in Other Income is a $500,000 payment received in December 1997, in connection with the settlement of a dispute with an unaffiliated party.

Item 8. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure

    None.




PART III

Item  9.  Directors,   Executive   Officers,   Promoters  and  Control
Persons: Compliance with Section 16 (a) of the Exchange Act

    The table below sets forth certain information as of January 13, 1999 with respect to the executive officers and directors of the Company. Other than Chester J. Luby and Cindy H. Luby, who are father and daughter, none of the executive officers or directors of the Company is related.



    Name                            Age              Position

Chester J. Luby. . . . . . . .       67   Chairman, Chief Executive Officer and
                                           Director*

Cindy H. Luby. . . . . . . . .       44   President, Chief Operating Officer
                                           and Director**

Lawrence J. Altman . . . . . .       51   Senior Vice President, Marketing

Zvi D. Sprung . . . . . . . ..       49   Chief Financial Officer, Treasurer
                                           and Secretary

William H. Brown . . . . . . .       68   Director**

Donald Kirsch. . . . . . . . . .     67   Director*

Harvey Granat . . . . . . . . .      61   Director***


    * Term expires 2000

  **  Term expires 2001

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

    Chester J. Luby has been the Chairman, Chief Executive Officer, a director and a principal stockholder of the Company since its inception in 1991. For more than five years, Mr. Luby has been the president and a principal stockholder of Target Agency, Inc. ("Agency"), Target Insurance Ltd., a Bermuda joint stock company ("Target"), and Dealers Extended Services, Inc. ("DESI"), private companies involved in various aspects of the insurance business. Mr. Luby is a graduate of the University of Chicago and Yale Law School and a member of the New York and Florida bars.

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

    Donald Kirsch is Chairman and President of The Wall Street Group, Inc. and President and Chief Executive Officer of Wall Street Consultants, Inc., financial consulting and financial public relations firms, positions he has held for more than five years. He has been a director of the Company since December 1996.

    Harvey Granat has been the President and Chief Executive Officer of Sterling/Carl Marks Capital, Inc., a Small Business Investment Company, since 1988. Prior to joining Sterling, Mr. Granat was the President and Chief Executive Officer of Sussex Leasing Corp., an equipment leasing company. He was elected a director by the Board of Directors in January 1999.

    During the fiscal year ended October 31, 1998, Robert E. Schulman was a member of the Board of Directors. On November 30, 1998 Mr.
Schulman resigned from the Board.

    Based solely on its review of copies received by the Company of reports of ownership of and changes in ownership of securities filed with the Securities and Exchange Commission by the Company's officers, directors and greater than 10% shareholders, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended October 31, 1998, all filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with as required by Section 16 (a) of the Securities and Exchange Act of 1934, as amended.

Item 10.  Executive Compensation

    The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer and to its executive officers whose salaries and bonuses exceeded $100,000 during the fiscal year ended October 31, 1998 (the "Named Executives"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the years indicated.
                          Summary Compensation Table


                                                    Long-Term
                                                   Compensation
                    Fiscal Year        Annual       Securities
  Name and            Ended          Compensation   Underlying     All Other
Principal Position  October 31,    Salary    Bonus   Options    Compensation (4)

Chester J.Luby (1)    1998       $200,000  $181,500     25,000      $62,865
 Chairman and Chief   1997        154,167   137,829       -          62,919
 Executive Officer    1996        153,975    72,815    170,000       62,920


Cindy H. Luby (2)     1998        125,000   141,100     31,000          -
 President and Chief  1997        100,961    98,450       -             -
 Operating Officer    1996        106,184    48,543    146,434          -

Lawrence J. Altman(3) 1998        217,464       -        6,000          -
 Senior Vice          1997        164,890       -         -             -
 President,           1996        134,702     5,000     26,500          -
 Marketing

(1) Annual compensation paid to Mr. Luby was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Mr. Luby, as amended.

(2) Annual compensation paid to Ms. Luby was pursuant to an Employment Agreement effective as of December 1, 1993 between the Company and Ms. Luby, as amended. In April 1997, the Company provided a loan to Ms. Luby in the amount of $110,000 to assist her in the purchase of a new residence in close proximity to the Company's offices. The loan bears interest, payable quarterly in arrears, at 7% per annum, is unsecured, and is due and payable in full April 2002. The loan may be prepaid by Ms. Luby in whole or in part at any time. In January 1998, Ms. Luby prepaid $20,000 of the loan. Similarly, in January 1999, Ms. Luby prepaid an additional $20,000 of the loan.

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


    In fiscal 1998 the Directors of the Company who were not otherwise affiliated with the Company, received a fee of $1,000 plus travel expenses for attendance at Board or Committee meetings, while Directors that were employees of the Company did not receive any compensation for their attendance at Board or Committee meetings. In addition, Mr. Granat was awarded 15,000 options to purchase Common Stock under the Company's 1996 Incentive Plan in January 1999 upon his election to the Board of Directors. These options, none of which are currently exercisable, become exercisable at the rate of 3,000 options per year.


    The following table sets forth certain information concerning options granted during the fiscal year ended October 31, 1998 to the Named Executives. The Company did not grant any stock appreciation rights during the fiscal year ended October 31, 1998.

                        Option Grants in Last Fiscal Year


                Number of    Percentage of Total
                Securities      Option Shares
                Underlying     Granted Employees   Exercise Price   Expiration
 Name         Options Granted   in Fiscal 1998        Per Share        Date

Chester J.Luby (1) 25,000         25.25%              $5.375        10/08/2008


Cindy H. Luby  (1) 25,000         25.25%              $5.375        10/08/2008
               (2)  6,000          6.06%               9.313        01/07/2008

Lawrence J.    (3)  6,000          6.06%              $5.375        10/08/2008
 Altman

(1) Grants became  exercisable in October 1998.
(2) Grants became exercisable in January 1998.
(3) Grant becomes exercisable in October 1999, at an annual rate of 20% of the underlying shares of Common Stock.


    The following table sets forth information concerning the exercise of stock options by the Named Executives during the fiscal year ended October 31, 1998 and the value of unexercised options as of October 31, 1998 held by the Named Executives.

               Aggregated Option Exercises in Last Fiscal Year
                                       and
                          Fiscal Year End Option Values


              Shares              Number of Securities   Value of Unexercised
             Acquired     Value   Underlying Unexercised  In-the-Money Options
            on Exercise Realized   Options at October    at October 31, 1998(1)
                                       31,1998
                                  Exercis-  Unexercis-   Exercis-    Unexercis-
                                    able        able       able          able
Chester Luby     -      $    -     207,000     18,000    $593,649     $ 95,420
Cindy Luby     3,000      21,300   185,834     14,000     521,392       74,456
Lawrence
 Altman        7,200      57,420    20,400     23,900      89,803       63,799


(1) Based on the closing price of the Common Stock on NASDAQ on October 31, 1998.

Stock Option Plan

    The Company's Amended and Restated 1993 Stock Option Plan, as amended (the "Option Plan"), is designed to attract, retain and motivate key employees by granting them options to purchase Common Stock. The Option Plan provides for the grant of a maximum of 344,000 shares of Common Stock and permits the granting of stock options to employees which are either "incentive stock options" ("ISOs") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "nonqualified stock options" ("NSOs"). The Option Plan is administered by a Stock Option and Compensation Committee of the Board of Directors established for such purpose and consisting of Donald Kirsch and William Brown, independent directors of the Company. Subject to the terms of the Option Plan, such Committee determines the recipients of options and the number of options to be granted under the Option Plan. The Option Plan also provides for the Stock Option and Compensation Committee to establish an exercise price for ISOs and NSOs that is not less than the fair market value per share at the date of grant. As of October 31, 1998, options to purchase 237,334 shares of Common Stock were outstanding under the Option Plan, 209,734 of which are exercisable at January 13, 1999. Under the Option Plan, a total of 11,500 additional options may be granted.

Incentive Plan

    The Company's 1996 Incentive Plan (the "Incentive Plan"), is designed to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company who will contribute to the Company's long-term success. The Incentive Plan authorizes the granting of incentive awards through grants of options to purchase Common Stock, grants of Common Stock appreciation rights, grants of Common Stock purchase awards and grants of restricted Common Stock. The Incentive Plan provides for the grant of a maximum of 300,000 shares of Common Stock and permits the granting of stock options which are either ISOs meeting the requirements of
Section 422 of the Code, or NSOs. The Incentive Plan is administered by a Committee of the Board of Directors established for such purpose and consisting of Donald Kirsch and William Brown, independent directors of the Company. Subject to the terms of the Incentive Plan, such Committee determines the recipients of awards and the number of awards to be granted under the Incentive Plan. The Incentive Plan also provides for the Committee to establish an exercise price for ISOs and NSOs that is, in the case of ISOs, not less than the fair market value per share at the date of grant.

    In addition to grants of discretionary awards by the Stock Option and Compensation Committee, the Incentive Plan provides for automatic grants of options to purchase 15,000 shares to all independent directors (as defined in the Incentive Plan) at an exercise price equal to the fair market value of the Common Stock, upon the appointment of an independent director to the Board of Directors. As of October 31, 1998, options to purchase 225,700 shares of Common Stock were outstanding under the Incentive Plan, 104,700 of which are exercisable at January 13, 1999.

Employment Agreements

    On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. This agreement terminates on December 31, 2008. However, it is automatically extended for additional one-year periods unless either the Company or Mr. Luby provides written notice that no further extensions shall be granted.

    Mr. Luby is to be paid an annual salary of $250,000, which may be increased annually in the discretion of the Board of Directors. Mr. Luby is also entitled to an annual bonus on account of each fiscal year equal to the greater of $150,000 or 4-1/2% of the Company's earnings before interest and taxes for the fiscal year. In addition to his annual salary and bonus, Mr. Luby may also be paid an annual performance bonus in the discretion of the Board of Directors. However, the amount, if any, of this bonus is determined at the sole discretion of the members of the Board. Mr. Luby's "Total Compensation" (as defined in the employment agreement) for any fiscal year is defined as the sum of his annual salary, annual bonus and annual performance bonus (if any) for that fiscal year.

    Under the terms of his employment agreement, Mr. Luby is entitled to the use of a leased car and reimbursement for all operating expenses for the car, reimbursement for travel expenses incurred in attending conferences and meetings of certain trade associations and certain other business and employment related expenses, and premium payments for split dollar life insurance policies for the benefit of Mr. Luby and his family. With respect to the split-dollar life insurance policies, the premium payments made by the Company are recorded as non-interest bearing loans and total approximately $249,000 as of October 31, 1998. This amount will be reimbursed to the Company in the event of Mr. Luby's death or the termination of his employment agreement under certain circumstances.

    If Mr. Luby dies during the term of his employment agreement, the Company will pay to his estate a death benefit in an amount equal to five times Mr. Luby's annual salary for the most recent fiscal year immediately prior to his death. If Mr. Luby's employment is terminated because he becomes disabled, the Company will pay him disability benefits equal to fifty percent (50%) of his average Total Compensation during the three most recent fiscal years prior to his disability. This annual disability benefit is payable until Mr. Luby's death. If Mr. Luby terminates his employment by the Company for "good reason," as defined in the agreement, or if the Company terminates his employment other than for "good cause" (as defined in the agreement) or disability, then he is entitled to be paid the amount of his Total Compensation for the Company's most recent fiscal year immediately prior to his termination multiplied by a factor equal to the greater of two (2) or the number of years (including fractions) remaining in the term of his agreement. If Mr. Luby retires during the term of his agreement, he is to be paid retirement benefits equal to fifty percent (50%) of his Total Compensation for the Company's most recent fiscal year prior to his retirement. This annual retirement benefit is payable until Mr. Luby's death. If Mr. Luby is an employee of the Company immediately prior to a "Change in Control" of the Company, as defined in the agreement, all stock options he owns immediately vest and become exercisable. In addition, the Company is required to pay Mr. Luby an amount equal to the number of shares of Common Stock underlying his options multiplied by the amount, if any, that the lesser of (i) the exercise price of Mr. Luby's options or (ii) the closing price of the Company's shares on the date of the Change in Control, exceeds the average closing price of the Company's shares during the period beginning 180 days and ending 150 days prior to the date of the Change in Control. Upon receipt of this payment from the Company, Mr. Luby may then retain or exercise his options. Alternatively, Mr. Luby may forfeit his options to the Company in exchange for payment equal to the difference between the closing price of the Company's shares on the date of the Change in Control and the exercise price of his options.

    Mr. Luby's employment agreement also contains a three year "non-compete" clause. This clause does not apply in the event that Mr. Luby terminates his employment with the Company for good reason or if the Company terminates Mr. Luby's employment for reasons other than disability or "proper cause," as defined in the agreement.

    On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Cindy H. Luby providing for her employment as President and Chief Operating Officer of the Company. This agreement terminates on December 31, 2008. However, it is automatically extended for additional one-year periods unless either the Company or Ms. Luby provides written notice that no further extensions shall be granted.

    Ms. Luby is to be paid an annual salary of $175,000, which may be increased annually in the discretion of the Board of Directors. Ms. Luby is also entitled to an annual bonus on account of each fiscal year equal to the greater of $100,000 or 3-1/2% of the Company's earnings before interest and taxes for the fiscal year. In addition to her annual salary and bonus, Ms. Luby may also be paid an annual performance bonus in the discretion of the Board of Directors.

However, the amount, if any, of this bonus is determined at the sole discretion of the members of the Board. Ms. Luby's Total Compensation for any fiscal year is defined as the sum of her annual salary, annual bonus and annual performance bonus (if any) for that fiscal year.

    Under the terms of her employment agreement, Ms. Luby is entitled to the use of a leased car and reimbursement for all operating expenses for the car and reimbursement for business expenses and employment related expenses, including travel expenses incurred in attending conferences and meetings of certain trade associations and dues of certain associations.

    If Ms. Luby dies during the term of her employment agreement, the Company will pay to her estate a death benefit in an amount equal to five times Ms. Luby's annual salary for the most recent fiscal year immediately prior to her death. If Ms. Luby's employment is terminated because she becomes disabled, the Company will pay her disability benefits equal to fifty percent (50%) of her average Total Compensation during the three most recent fiscal years prior to her disability. This annual disability benefit is payable for the longer of two
(2) years or the balance of the term of her employment agreement. If Ms. Luby terminates her employment by the Company for good reason, or if her employment is terminated by the Company for reasons other than "good cause" or disability, then she is entitled to be paid the amount of her Total Compensation for the Company's most recent fiscal year immediately prior to the termination multiplied by a factor equal to the greater of two (2) or the number of years (including fractions) remaining in the term of her agreement. If Ms. Luby is an employee of the Company immediately prior to a Change in Control of the Company, all stock options she owns immediately vest and become exercisable. In addition, the Company is required to pay Ms. Luby an amount equal to the number of shares of Common Stock underlying her options multiplied by the amount, if any, that the lesser of (i) the exercise price of Ms. Luby's options or (ii) the closing price of the Company's shares on the date of the Change in Control, exceeds the average closing price of the Company's shares during the period beginning 180 days and ending 150 days prior to the date of the Change in Control. Upon receipt of this payment from the Company, Ms. Luby may then retain or exercise her options. Alternatively, Ms. Luby may forfeit her options to the Company in exchange for payment equal to the difference between the closing price of the Company's shares on the date of the Change in Control and the exercise price of her options.

    Ms. Luby's employment agreement also contains a three year "non-compete" clause. This clause does not apply in the event that Ms. Luby terminates her employment with the Company for good reason or if the Company terminates Ms. Luby's employment for reasons other than disability or proper cause.

    As of December 1, 1993, the Company entered into a five-year employment agreement with Lawrence J. Altman providing for his employment as Vice President, Marketing of the Company at an annual salary of $69,150 including reimbursement of expenses incurred in connection with the use of his car. Mr. Altman also receives monthly commissions in an amount equal to 2% of (a) all administrative fees paid to the Company during such month minus (b) the aggregate selling expenses incurred for such month minus (c) $150,000. Such employment agreement, as amended, terminates on December 31,2002. Pursuant to his employment agreement, Mr. Altman is entitled to receive during the term of such agreement, an annual bonus at the discretion of the Company's Board of Directors. Under the terms of such agreement, if Mr. Altman's employment with the Company is terminated other than for cause, he is entitled to receive compensation in an amount equal to the aggregate salary paid or payable by the Company to him for the most recent two fiscal years prior to his termination of employment.


Item 11.  Security Ownership of Certain Beneficial Owners and
Management

    The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of January 13, 1999, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer of the Company and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

                                              Shares        Percent of Shares
Name and Address of                         Beneficially       Beneficially
  Beneficial Owner                            Owned              Owned (1)

Chester J. Luby                              705,800(2)           14.5%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Joan S. Luby                                 492,500(3)           10.6%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Cindy H. Luby                                215,894(4)            4.5%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Lawrence J. Altman                            64,300(5)            1.4%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Zvi D. Sprung                                 24,500(6)             -
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553


William H. Brown                              18,000(7)             -

Donald Kirsch                                 15,000(8)             -

Harvey Granat                                 15,000(9)             -

First Wilshire Securities Management, Inc.   476,300(10)          10.2%

All directors and executive officers
 as a group (seven persons)                1,058,494              20.4%

(1) Excludes (i) 110,000 shares of Common Stock issuable upon the exercise of the Unit Purchase Options issued to the underwriters in the Company's initial public offering and (ii) 110,000 shares of Common Stock issuable upon exercise of the Warrants issued as part of the Units comprising the Unit Purchase Options. Amount and Percent of Shares Beneficially Owned was computed based on 4,655,616 shares of Common Stock outstanding on January 13, 1999 and, in each person's case, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants (defined below) held by such person, or in the case of all directors and executive officers as a group, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants held by all such members of such group, but does not include the number of shares of Common Stock issuable upon the exercise of any other outstanding options and/or Independent Director Warrants.

(2) Includes 225,000 shares issuable upon the exercise of stock options, 214,000 of which are currently exercisable and the balance of which become exercisable at the rate of 12,000 options per year.

(3) Includes 15,000 shares issuable upon the exercise of stock options, all of which are currently exercisable.

(4) Includes 199,834 shares issuable upon the exercise of stock options, 190,834 of which are currently exercisable and the balance of which become exercisable at the rate of 11,800 options per year. Also includes 960 shares owned by Ms. Luby's husband, as to which Ms. Luby disclaims beneficial ownership.

(5) Includes 44,300 shares issuable upon the exercise of stock options, 21,900 of which are currently exercisable and the balance of which become exercisable at the rate of 14,300 options per year.

(6) All of these shares are issuable upon the exercise of stock options, 7,300 of which are currently exercisable and the balance of which become exercisable at the rate of 4,900 options per year.

(7) Includes (a) 10,000 shares issuable upon the exercise of stock options, 5,000 of which are currently exercisable and the balance of which become exercisable in April 1999 and (b) 1,200 shares issuable upon exercise of warrants to purchase Common Stock (the "Independent Director Warrants"), 600 of which are currently exercisable and the balance of which become exercisable at the rate of 600 Independent Director Warrants per year.

(8) All of these shares are issuable upon the exercise of stock options, 10,000 of which are currently exercisable and the balance of which become exercisable in December 1999.

(9) All of these shares are issuable upon the exercise of stock options, none of which are currently exercisable and which become exercisable at the rate of 3,000 options per year beginning in January 2000.

(10)Based on information provided in Schedule 13G supplied to the Company in February 1998. First Wilshire Securities Management, Inc., a broker and investment advisor, has sole voting power over 96,000 of the 476,300 shares.


Item 12.  Certain Relationships and Related Transactions

    In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital ("Orion") to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 1998, Target received approximately $2,100 in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 1998.

Item 13.  Exhibits, List and Reports on Form 8-K

  A) Exhibits

  Exhibit
  No.                          Description

  2.1 Certificate of Merger of INDS Holdings, Inc. ("Holdings") into the Company.(1)
  3.1 Restated Certificate of Incorporation of the Company.(1)
  3.2 Bylaws of the Company, as amended.(1)
  3.3 Amended and Restated Certificate of Incorporation of the Company.(1)
  3.4  Amended and Restated Bylaws of the Company.(1)
  4.1  Form of Common Stock Certificate.(1)
  4.2  Form of Warrant Agreement and Form of Warrant Certificates.(1)
  4.3  Form  of  Unit  Purchase  Option  Agreement  and  Form  of Unit
        Purchase Option Certificate.(1)
  4.4 Rights Agreement dated as of October 24, 1995 between the Company and Continental Stock Transfer & Trust Company, which includes as exhibits the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.(2)
 10.1 Amended and Restated Employment Agreement between the Company and Chester J. Luby, dated as of November 1, 1998.
 10.2 Amended and Restated Employment Agreement between the Company and Cindy H. Luby, dated as of November 1, 1998.
 10.3 Employment Agreement between the Company and Lawrence J.Altman, dated as of December 1, 1993.(1)
 10.4  Amended and Restated 1993 Stock Option Plan.(1)
 10.5 Restated Contingent Claim Reserve and Administration Escrow Contract, dated August 7, 1991, among Seller (as predecessor-in-interest to the Company), The Travelers Indemnity Company ("Travelers"), Brokerage Professionals, Inc. ("BPI") and The Massachusetts Company, Inc. (the "Escrow Agent").(1)
 10.6  Replacement  Administrator Agreement, dated October  1, 1991, among
        INDS Group Inc. (The "Seller")(as predecessor-in-interest to the Company), Travelers, BPI and Automotive Professionals, Inc. ("API").(1)
 10.7 INDS/BPI-Program Agreement, dated October 1, 1991, among Seller (as predecessor-in-interest to the Company), Travelers and BPI.(1)
 10.8 Escrow Account Agreement for Automobile Vehicle Service Contract Primary Loss Primary Loss Reserve Funds, dated August 22, 1991, among Seller (as predecessor-in-interest to the Company), BPI and the Escrow Agent.(1)
 10.9 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and Travelers.(1)
 10.10 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and BPI.(1)
 10.11 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and the Escrow Agent.(1)
 10.12 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and the API.(1)
 10.13 Form of Independent Agent Agreement.(1)
 10.14 Form of Administrator  Agreement.(1)
 10.15 Form of Dealer Administrator Agreement.(1)
 10.16 Form of Service Contract Financing Program Agreement.(1)
 10.17 Amendment to Amended and Restated 1993 Stock Option Plan.(1)
 10.18 Lease, dated December 2, 1994, between The Omni Partners,a Limited Partnership, as lessor, and the Company, as lessee.(3)

Exhibit
  No.                          Description


 10.19 Amendment to Employment Agreement between the Company and Lawrence J. Altman, dated as of May 1, 1996.(4)
 10.20 1996 Incentive Plan. (5)
 21.1  List of Subsidiaries.
 27    Financial Data Schedule. (6)


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

  January 19, 1999

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

           Signature                             Title


        /s/Chester J. Luby           Chairman of the Board
         Chester J. Luby               (Chief Executive Officer)


        /s/Cindy H. Luby             President and Director
         Cindy H. Luby                 (Chief Operating Officer)


        /s/Zvi D. Sprung             Chief Financial Officer
         Zvi D. Sprung                 (Chief Accounting Officer)


        /s/William H. Brown          Director
         William H. Brown


       /s/Donald Kirsch             Director
         Donald Kirsch


        /s/Harvey Granat             Director
         Harvey Granat