Form 10-Q
period 1999-01-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1999-03-10
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

Yes      X                     No


As of March 10, 1999, Registrant had issued and outstanding 4,664,216 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                January 31, 1999 and October 31, 1998                     3

                Consolidated Statements of Operations
                for the three months ended January 31,
                1999 and 1998                                             4

                Consolidated Statement of Stockholders'
                Equity for the three months ended
                January 31, 1999                                          5

                Consolidated Statements of Cash Flows for
                the three months ended January 31, 1999
                and 1998                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                         10

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    January 31,   October 31,
                  ASSETS                               1999          1998
                  ------                            ---------      ---------
                                                    Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 22,942,427  $ 20,885,903
  United States Treasury Bills, at cost             16,438,058    16,445,339
  Accounts receivable, net                           8,133,332     8,163,882
  Prepaid expenses                                     570,489       653,281
                                                  ------------    -----------
           Total current assets                     48,084,306    46,148,405

RESTRICTED CASH                                      2,109,715     1,951,856

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $1,003,634 and $897,478,
 respectively                                        1,492,467     1,551,572

INTANGIBLE ASSETS, less accumulated
 amortization of $154,167 and $151,667,
 respectively                                           70,833        73,333

DEFERRED INCOME TAXES                                2,212,921     2,127,843

NOTE FROM RELATED PARTY                                 70,000        90,000

OTHER ASSETS                                         1,648,721     1,463,732
                                                   -----------   -----------
                                                   $55,688,963   $53,406,741
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,779,675   $ 3,402,417
  Accrued expenses                                     965,324       737,660
  Accrued commissions                                  944,207     1,001,178
  Reserve for claims                                 1,553,185     1,622,361
  Other liabilities                                    375,511       311,135
                                                    ----------     ---------
           Total current liabilities                 7,617,902     7,074,751

DEFERRED CONTRACT REVENUE                           27,305,242    26,264,571

CONTINGENCY PAYABLE                                  2,109,715     1,951,856
                                                   -----------    ----------

           Total liabilities                        37,032,859    35,291,178
                                                   -----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares         -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 4,664,216 and 4,650,916
   shares, respectively                                 46,642        46,509
  Additional paid-in capital                        11,153,666    11,104,699
  Retained earnings                                  7,455,796     6,964,355
                                                    ----------    ----------

           Total stockholders' equity               18,656,104    18,115,563
                                                    ----------   ------------
                                                   $55,688,963   $53,406,741
                                                   ===========   ===========


                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                    UNAUDITED



                                                     1999           1998

REVENUES                                         $11,534,491    $10,308,175

OPERATING COSTS AND EXPENSES:
  Costs of services provided                       5,933,966      5,102,013
  Selling, general and administrative expenses     5,218,542      4,701,822
                                                   ---------      ---------

     Operating income                                381,983        504,340

OTHER INCOME:
  Interest income                                    405,721        329,997
  Non recurring gain on settlement                      -           500,000
                                                   ----------     ----------
     Income before provision for income taxes        787,704      1,334,337

PROVISION FOR INCOME TAXES                           296,263        528,084
                                                  ----------      ----------

     Net income                                   $  491,441      $ 806,253
                                                  ==========      ==========

NET INCOME PER SHARE:

  Basic                                             $ .11          $ .17
                                                    ======         ======
  Weighted average shares outstanding              4,653,229      4,623,016
                                                   =========      ==========



  Diluted                                           $ .10          $ .16
                                                    ======         ======
  Weighted average shares outstanding              5,049,557      4,998,808
                                                   =========      ==========






                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 1999
                                    UNAUDITED





                               Common Stock   Additional
                             Number of          Paid-in     Retained
                               Shares   Amount  Capital     Earnings    Total



BALANCE AT OCTOBER 31, 1998 4,650,916 $46,509 $11,104,699 $6,964,355 $18,115,563

Shares issued pursuant to
 exercise of stock options     13,300     133      48,967       -         49,100

Net income for the three
 months ended January
 31, 1999                         -        -        -        491,441     491,441
                              --------- ------- ----------  --------- ----------



BALANCE AT JANUARY 31, 1999 4,664,216 $46,642 $11,153,666 $7,455,796 $18,656,104
                            ========= ======= =========== ==========  ==========







                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                    UNAUDITED

                                                       1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 491,441    $ 806,253
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                      117,657       92,665
   Deferred income taxes                              (85,078)     (81,328)
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                                30,550    1,392,020
    Prepaid expenses                                   82,792      (67,082)
    Restricted cash                                  (157,859)      17,982
    Other assets                                     (193,990)    (230,693)
    Accounts payable                                  377,258      111,450
    Accrued expenses                                  227,664      334,069
    Accrued commissions                               (56,971)     (72,598)
    Reserve for claims                                (69,176)    (116,881)
    Other liabilities                                  64,376       79,666
    Deferred contract revenue                       1,040,671    1,009,577
    Contingency payable                               157,859      (17,982)
                                                    ----------    ---------

      Net cash provided by operating activities     2,027,194    3,257,118
                                                    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of United States Treasury
   Bills                                                7,281   (1,899,647)
  Purchase of furniture, fixtures and equipment       (47,051)    (144,181)
  Note from related party                              20,000       20,000
                                                    ----------   ----------

      Net cash used in investing activities           (19,770)  (2,023,828)
                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options     49,100         -
                                                     ---------    ---------

      Net cash provided by financing activities        49,100         -
                                                     ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS           2,056,524    1,233,290

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     20,885,903   20,846,524
                                                   ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $22,942,427  $22,079,814
                                                  ===========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                    $  38,343     $201,967
                                                    =========    =========





                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

     INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1999, and the consolidated results of operations and cash flows for the periods ended January 31, 1999 and 1998. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the three months ended January 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:


                                            Net Income   Shares  Per Share

For the three months ended January 31, 1998

Basic EPS
Net income attributable to common shares     $806,253  4,623,016    $.17

Effect of dilutive securities: stock options    -        375,792    (.01)
                                             --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $806,253  4,998,808    $.16
                                             ========  =========    ====


For the three months ended January 31, 1999

Basic EPS
Net income attributable to common shares     $491,441  4,653,229    $.11

Effect of dilutive securities: stock options    -        396,328    (.01)
                                             --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $491,441  5,049,557    $.10
                                             ========  =========    =====

  Management's Discussion and Analysis of Financial Condition and Results
                               of Operations


Results of Operations

      Revenues increased approximately $1,226,000, or 12%, to approximately $11,534,000 for the three months ended January 31, 1999 as compared to approximately $10,308,000 for the three months ended January 31, 1998. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1999. The Company monitors the claims submitted by each dealer to insure that the claims experience on contracts administered by the Company remains at acceptable levels. The Company has accelerated the process of canceling those dealers who have not met acceptable levels. This has resulted in a decrease in the rate of growth of new contracts accepted for administration in the three months ended January 31, 1999 as compared to the growth rate in the same period ended January 31, 1998.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $832,000, or 16%, to approximately $5,934,000 for the three months ended January 31, 1999, as compared to approximately $5,102,000 for the three months ended January 31, 1998. As a percentage of revenues, cost of services provided increased to 51% for the three months ended January 31, 1999 as compared to 49% in the same period in 1998. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $395,000, or 8%, to approximately $5,601,000 for the three months ended January 31, 1999, as compared to approximately $5,206,000 for the three months ended January 31, 1998. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the three months ended January 31, 1999 was 49% as compared to 51% for the three months ended January 31, 1998. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $517,000, or 11%, to approximately $5,219,000 for the three months ended January 31, 1999, up from approximately $4,702,000 for the three months ended January 31, 1998. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel resulting from the development of new service contract products and the development of the Company's new web site, Interstateautomall.com. As a percentage of revenues, selling, general and administrative expenses decreased to 45% for the three months ended January 31, 1999 as compared to 46% in the same period in 1998.

    Other income, net decreased by approximately $424,000 or 51%, to approximately $406,000 for the three months ended January 31, 1999, as compared to approximately $830,000 for the three months ended January 31, 1998. This decrease is attributable to non recurring other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998. The decrease was partially offset by an increase in investment income generated by funds provided by operating activities.

    For the three months ended January 31, 1999, the Company had income before income taxes of approximately $787,000 and recorded a provision for income taxes of approximately $296,000, as compared to income before income taxes of approximately $1,334,000 and a provision for income taxes of approximately $528,000 in the same period in 1998. Net income decreased approximately $315,000, or 39%, to approximately $491,000 for the three months ended January 31, 1999 as compared to approximately $806,000 for the three months ended January 31, 1998. The decrease in net income is the result of the $500,000 non recurring gain on settlement received in fiscal 1998.

    Diluted net income per share for the three months ended January 31, 1999 was $.10 per share, the same as the diluted net income per share for the three months ended January 31, 1998, exclusive of the $500,000 non recurring gain on settlement. Diluted net income per share for the three months ended January 31, 1999 was $.10 per share as compared to diluted net income per share of $.16 for the same period in 1998, inclusive of the non recurring item.

Liquidity and Capital Resources

    Cash and cash equivalents and United States Treasury Bills, at cost, were approximately $39,380,000 at January 31, 1999, as compared to approximately $37,331,000 at October 31, 1998. The increase of approximately $2,049,000 was primarily the result of cash provided by the Company's operating activities.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at January 31, 1999, no amounts had been borrowed under the credit facility.

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

Forward-Looking Statements

    This Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial or otherwise, may differ from the results discussed in the forward-looking statements. A number of these risks and other factors that might cause differences, some of which could be material, along with additional discussion of forward-looking statements, are set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 1996.

                     PART II - OTHER INFORMATION


Item 6(b) Exhibits and Reports on Form 8-K


 A) Exhibits

  Exhibit
    No.                          Description

  10.1 Amended and Restated Employment Agreement between the Company and Lawrence J. Altman, dated February 1, 1999.




B) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended January 31, 1999.






                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




March 10, 1999         By:           /s/ Zvi D. Sprung
   Date                                  Zvi D. Sprung
                                    Chief Financial Officer