Form 10-Q
period 1999-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1999-06-08
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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

Yes      X                     No


As of June 8, 1999, Registrant had issued and outstanding 4,669,284 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                April 30, 1999 and October 31, 1998                       3

                Consolidated Statements of Operations
                for the six and three month periods ended
                April 30, 1999 and 1998                                   4

                Consolidated Statement of Stockholders'
                Equity for the six month period ended
                April 30, 1999                                            5

                Consolidated Statements of Cash Flows for
                the six month periods ended April 30,1999
                and 1998                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders      11

Item 6.        Exhibits and Reports on Form 8-K                          11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       April 30,  October 31,
                  ASSETS                                 1999         1998
                  ------                                ------       -----
                                                      Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 25,326,428   $20,885,903
  United States Treasury Bills, at cost             13,286,346    16,445,339
  Accounts receivable                                6,220,155     8,163,882
  Prepaid expenses                                     995,683       653,281
                                                    -----------   ----------
           Total current assets                     45,828,612    46,148,405

MARKETABLE SECURITIES                                4,010,600         -

RESTRICTED CASH                                      2,299,286     1,951,856

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $1,115,183 and $897,478,
 respectively                                        1,511,422     1,551,572

INTANGIBLE ASSETS, less accumulated amortization
 of $156,667 and $151,667, respectively                 68,333        73,333

DEFERRED INCOME TAXES                                2,383,735     2,127,843

NOTE FROM RELATED PARTY                                 70,000        90,000

OTHER ASSETS                                         1,944,467     1,463,732
                                                    -----------    ----------
                                                   $58,116,455   $53,406,741
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,319,435   $ 3,402,417
  Accrued expenses                                     517,424       737,660
  Accrued commissions                                1,251,387     1,001,178
  Reserve for claims                                 1,597,997     1,622,361
  Other liabilities                                    331,465       311,135
                                                     ----------   ----------
           Total current liabilities                 7,017,708     7,074,751

DEFERRED CONTRACT REVENUE                           29,392,062    26,264,571

CONTINGENCY PAYABLE                                  2,299,286     1,951,856
                                                   -----------    -----------
           Total liabilities                        38,709,056    35,291,178
                                                   ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                 -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 4,669,284 and 4,650,916
   shares, respectively                                 46,693        46,509
  Additional paid-in capital                        11,155,643    11,104,699
  Retained earnings                                  8,205,063     6,964,355
                                                    -----------   -----------

           Total stockholders' equity               19,407,399    18,115,563
                                                    -----------   -----------
                                                   $58,116,455   $53,406,741


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                              For the Six Months       For the Three Months
                                Ended April 30,           Ended April 30,
                                 1999      1998          1999         1998

REVENUES                    $25,284,013  $22,100,709   $13,749,522  $11,792,534

OPERATING COSTS AND EXPENSES:
Costs of services provided   12,674,593   10,620,695     6,740,627    5,518,682
Selling, general and
 administrative expenses     11,412,974   10,098,181     6,194,432    5,396,359
                             -----------  -----------   ----------   ----------

  Operating income            1,196,446    1,381,833       814,463      877,493

OTHER INCOME:
Interest income                 812,722      679,966       407,001      349,969
Other income                       -         500,000          -            -
                              ----------    ----------    ---------    --------

  Income before provision for
   income taxes               2,009,168    2,561,799     1,221,464    1,227,462

PROVISION FOR INCOME TAXES      768,460    1,008,944       472,197      480,860
                              ---------    ---------     ---------     --------

  Net income                 $1,240,708   $1,552,855     $ 749,267     $746,602
                             ===========   =========     =========     ========


NET INCOME PER SHARE:


Basic                          $ .27         $ .33        $ .16         $ .16
                               ======        ======       ======        ======
Weighted average shares
 outstanding                  4,659,051    4,627,357     4,665,070    4,631,845
                              =========    =========     =========    =========




Diluted                        $ .25         $ .31        $ .15         $ .15
                               ======        ======       ======        ======
Weighted average shares
 outstanding                  5,041,978    4,980,100     5,034,595    4,961,539
                              =========    =========     =========    =========











       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED APRIL 30, 1999
                                    UNAUDITED







                              Common Stock    Additional
                            Number             Paid-in   Retained
                           of Shares   Amount  Capital   Earnings      Total

BALANCE AT OCTOBER 31,1998 4,650,916 $46,509 $11,104,699 $6,964,355 $18,115,563

   Shares issued pursuant
    to exercise of employee
    stock options             18,368     184      50,944     -           51,128

   Net income for the six
    months ended April 30,
    1999                          -        -          -   1,240,708   1,240,708
                             -------   ------- ---------- ---------   ---------

BALANCE AT APRIL 30, 1999  4,669,284 $46,693 $11,155,643 $8,205,063 $19,407,399
                           =========  ======  ==========  ========   ==========













        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                    UNAUDITED

                                                      1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $1,240,708    $1,552,855
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     240,511       197,843
   Deferred income taxes                            (255,892)     (215,943)
   Changes in operating assets and liabilities:
    Accounts receivable                            1,943,727     1,448,733
    Prepaid expenses                                (342,402)     (214,560)
    Restricted cash                                 (347,430)       23,279
    Other assets                                    (498,541)     (281,769)
    Accounts payable                                 (82,982)       90,449
    Accrued expenses                                (220,236)      200,734
    Accrued commissions                              250,209        38,269
    Reserve for claims                               (24,364)      (43,971)
    Other liabilities                                 20,330        (8,057)
    Deferred contract revenue                      3,127,491     2,623,674
    Contingency payable                              347,430       (23,279)
                                                  ----------     ----------

      Net cash provided by operating activities    5,398,559     5,388,257
                                                  -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of United States
   Treasury Bills                                  3,158,993    (6,482,058)
  Purchases of marketable securities              (4,010,600)         -
  Purchases of furniture, fixtures and equipment,
    net                                             (177,555)     (429,720)
  Note from related party                             20,000        20,000
                                                  -----------     ---------
      Net cash used in investing activities       (1,009,162)   (6,891,778)
                                                   ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options    51,128         6,205
                                                    ---------    ----------

      Net cash provided by financing activities       51,128         6,205
                                                    ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       4,440,525    (1,497,316)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    20,885,903    20,846,524
                                                 ------------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $25,326,428   $19,349,208
                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $1,208,522    $1,345,302
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

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1999, and the consolidated results of operations and cash flows for the periods ended April 30, 1999 and 1998. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the six and three month periods ended April 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                             Net Income   Shares   Per Share

For the six months ended April 30, 1999

Basic EPS
Net income attributable to common shares    $1,240,708   4,659,051    $.27

Effect of dilutive securities: stock options     -         382,927    (.02)
                                              --------    ---------    ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                $1,240,708   5,041,978    $.25
                                             ========    =========    =====


For the six months ended April 30, 1998

Basic EPS
Net income attributable to common shares    $1,552,855   4,627,357    $.33

Effect of dilutive securities: stock options
 and warrants                                   -          352,743    (.02)
                                             --------    ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises    $1,552,855   4,980,100    $.31
                                            ==========   =========    =====

                                            Net Income   Shares  Per Share

For the three months ended April 30, 1999

Basic EPS
Net income attributable to common shares      $749,267   4,665,070    $.16

Effect of dilutive securities: stock options      -        369,525    (.01)
                                              --------   ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                  $749,267   5,034,595    $.15
                                              ========   =========    ====


For the three months ended April 30, 1998

Basic EPS
Net income attributable to common shares      $746,602   4,631,845    $.16

Effect of dilutive securities: stock options
 and warrants                                     -        329,694    (.01)
                                              --------   ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises       $746,602   4,961,539    $.15
                                               ========   =========    =====


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

Results of Operations

    For the Six Months ended April 30, 1999 compared to the Six Months ended April 30, 1998

      Revenues increased approximately $3,183,000, or 14%, to approximately $25,284,000 for the six months ended April 30, 1999 as compared to approximately $22,101,000 for the six months ended April 30, 1998. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1999.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $2,054,000, or 19%, to approximately $12,675,000 for the six months ended April 30, 1999, as compared to approximately $10,621,000 for the six months ended April 30, 1998. As a percentage of revenues, cost of services provided increased to 50% for the six months ended April 30, 1999 as compared to 48% in the same period in 1998. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $1,129,000, or 10%, to approximately $12,609,000 for the six months ended April 30, 1999, as compared to approximately $11,480,000 for the six months ended April 30, 1998. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the six months ended April 30, 1999 was 50% as compared to 52% for the six months ended April 30, 1998. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $1,315,000, or 13%, to approximately $11,413,000 for the six months ended April 30, 1999, up from approximately $10,098,000 for the six months ended April 30, 1998. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel resulting from the development of new service contract products and the development of the Company's new web site. As a percentage of revenues, selling, general and administrative expenses decreased to 45% for the six months ended April 30, 1999 as compared to 46% in the same period in 1998.

    Other income, net decreased by approximately $367,000 or 31%, to approximately $813,000 for the six months ended April 30, 1999, as compared to approximately $1,180,000 for the six months ended April 30, 1998. This decrease is attributable to non recurring other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998. The decrease was partially offset by an increase in investment income generated by funds provided by operating activities.


    For the six months ended April 30, 1999, the Company had income before provision for income taxes of approximately $2,009,000 and recorded a provision for income taxes of approximately $768,000, as compared to income before provision for income taxes of approximately $2,562,000 and a provision for income taxes of approximately $1,009,000 in the same period in 1998. Net income decreased approximately $312,000, or 20%, to approximately $1,241,000 for the six months ended April 30, 1999 as compared to approximately $1,553,000 for the six months ended April 30, 1998. The decrease in net income is the result of the $500,000 non recurring gain on settlement received in fiscal 1998.

    Diluted net income per share for the six months ended April 30, 1999 was $.25 per share, the same as the diluted net income per share for the six months ended April 30, 1998, exclusive of the $500,000 non recurring gain on settlement. Diluted net income per share for the six months ended April 30, 1999 was $.25 per share as compared to diluted net income per share of $.31 for the same period in 1998, inclusive of the non recurring item.

    For the Three Months ended April 30, 1999 compared to the Three Months ended April 30, 1998



      Revenues increased approximately $1,957,000, or 17%, to approximately $13,749,000 for the three months ended April 30, 1999 as compared to approximately $11,792,000 for the three months ended April 30, 1998. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the number of service contracts accepted for administration by the Company in fiscal 1999.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $1,222,000, or 22%, to approximately $6,741,000 for the three months ended April 30, 1999, as compared to approximately $5,519,000 for the three months ended April 30, 1998. As a percentage of revenues, cost of services provided increased to 49% for the three months ended April 30, 1999 as compared to 47% in the same period in 1998. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $735,000, or 12%, to approximately $7,008,000 for the three months ended April 30, 1999, as compared to approximately $6,273,000 for the three months ended April 30, 1998. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the three months ended April 30, 1999 was 51% as compared to 53% for the three months ended April 30, 1998. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $798,000, or 15%, to approximately $6,194,000 for the three months ended April 30, 1999, up from approximately $5,396,000 for the three months ended April 30, 1998. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel resulting from the development of new service contract products and the development of the Company's new web site. As a percentage of revenues, selling, general and administrative expenses decreased to 45% for the three months ended April 30, 1999 as compared to 46% in the same period in 1998.

    Other income increased by approximately $57,000 or 16%, to approximately $407,000 for the three months ended April 30, 1999, as compared to approximately $350,000 for the three months ended April 30, 1998. This increase is primarily attributable to an increase in investment income generated by funds provided by operating activities.


    For the three months ended April 30, 1999, the Company had income before provision for income taxes of approximately $1,221,000 and recorded a provision for income taxes of approximately $472,000, as compared to income before provision for income taxes of approximately $1,228,000 and a provision for income taxes of approximately $481,000 in the same period in 1998. Net income increased approximately $2,000 to approximately $749,000 for the three months ended April 30, 1999 as compared to approximately $747,000 for the three months ended April 30, 1998.


    Diluted net income per share for the three  months  ended April 30, 1999 was
$.15 per  share,  the same as   diluted  net  income  per share for the three
months ended April 30, 1998.

Liquidity and Capital Resources


    Cash and cash equivalents and United States Treasury Bills, at cost, were approximately $38,613,000 at April 30, 1999, as compared to approximately $37,331,000 at October 31, 1998. The increase of approximately $1,282,000 was primarily the result of cash provided by the Company's operating activities net of investments in marketable securities. In the three months ended April 30, 1999, the Company invested approximately $4,000,000 in marketable securities.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at April 30, 1999, no amounts had been borrowed under the credit facility.

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

                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      An annual meeting of stockholders was held on April 6, 1999 to elect one director for a term expiring at the annual meeting of stockholders to be held in 2002. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's proposals. The nominee for director was elected.

      A total of 4,127,094 shares were voted for the election of Harvey Granat as Director; votes were withheld for 6,300 shares. There were no abstentions and no broker non-votes. In addition to the nominees elected as director, the other directors whose terms of office continue after the meeting are Chester J. Luby, Cindy H. Luby, William H. Brown and Donald Kirsch.


Item 6. Exhibits and Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended April 30, 1999.




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




June 8, 1999           By:     /s/ Zvi D. Sprung
   Date                            Zvi D. Sprung
                               Chief Financial Officer