Form 10-Q
period 1999-07-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 1999-09-14
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

Yes      X                     No


As of September 13, 1999, Registrant had issued and outstanding 4,669,284 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                July 31, 1999 and October 31, 1998                        3

                Consolidated Statements of Operations
                for the nine and three month periods ended
                July 31, 1999 and 1998                                    4

                Consolidated Statement of Stockholders'
                Equity for the nine month period ended
                July 31, 1999                                             5

                Consolidated Statements of Cash Flows for
                the nine month periods ended July 31, 1999
                and 1998                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K                         11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      July 31,    October 31,
                  ASSETS                                1999         1998
                  ------                               ------        -----
                                                     Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 28,111,824   $20,885,903
  United States Treasury Bills, at cost             14,092,142    16,445,339
  Accounts receivable                                6,600,808     8,163,882
  Prepaid expenses                                     793,531       653,281
                                                    -----------   ----------
           Total current assets                     49,598,305    46,148,405

MARKETABLE SECURITIES                                5,179,716          -

RESTRICTED CASH                                      2,390,752     1,951,856

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $1,234,017 and $897,478,
 respectively                                        1,591,884     1,551,572

INTANGIBLE ASSETS, less accumulated amortization
 of $159,167 and $151,667, respectively                 65,833        73,333

DEFERRED INCOME TAXES                                2,601,346     2,127,843

NOTE FROM RELATED PARTY                                 70,000        90,000

OTHER ASSETS                                         2,353,778     1,463,732
                                                    -----------    ----------
                                                   $63,851,614   $53,406,741
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,424,982   $ 3,402,417
  Accrued expenses                                   1,982,686       737,660
  Accrued commissions                                1,182,329     1,001,178
  Reserve for claims                                 2,027,500     1,622,361
  Other liabilities                                    376,915       311,135
                                                     ----------   ----------
           Total current liabilities                 8,994,412     7,074,751

DEFERRED CONTRACT REVENUE                           32,067,987    26,264,571

CONTINGENCY PAYABLE                                  2,390,752     1,951,856
                                                   -----------    -----------
           Total liabilities                        43,453,151    35,291,178
                                                   ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued
   shares                                                 -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 4,669,284 and 4,650,916
   shares, respectively                                 46,693        46,509
  Additional paid-in capital                        11,155,643    11,104,699
  Retained earnings                                  9,196,127     6,964,355
                                                    -----------   -----------

           Total stockholders' equity               20,398,463    18,115,563
                                                    -----------   -----------
                                                   $63,851,614   $53,406,741


        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Nine Months       For the Three Months
                                Ended July 31,            Ended July 31,
                                1999        1998          1999          1998

REVENUES                    $40,627,555  $35,875,823  $15,343,542  $13,775,114

OPERATING COSTS AND EXPENSES:
Costs of services provided   20,240,296   17,333,339    7,565,703    6,712,644
Selling, general and
 administrative expenses     18,051,178   16,040,461    6,638,204    5,942,280
                             -----------  ----------    ----------  ----------

  Operating income            2,336,081    2,502,023    1,139,635    1,120,190

OTHER INCOME:
Interest income               1,299,502    1,068,433      486,780      388,467
Other income                       -         500,000         -            -
                              ----------    ----------   ---------   ----------

  Income before provision for
    income taxes              3,635,583    4,070,456    1,626,415    1,508,657

PROVISION FOR INCOME TAXES    1,403,811    1,602,414      635,351      593,470
                              ---------    ---------     ---------    ---------

  Net income                 $2,231,772   $2,468,042    $ 991,064     $915,187
                              ==========  ==========    =========     ========


NET INCOME PER SHARE:


Basic                          $ .48        $ .53       $ .21         $ .20
                               ======       ======      ======        ======
Weighted average shares
 outstanding                  4,662,500   4,631,932    4,669,284    4,640,933
                              =========   =========    =========    =========




Diluted                        $ .45        $ .50       $ .20         $ .19
                               ======       ======      ======        ======
Weighted average shares
 outstanding                  5,010,795   4,967,451    4,948,318    4,942,004
                              =========   =========    =========    =========






       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 1999
                                    UNAUDITED







                               Common Stock    Additional
                             Number             Paid-in   Retained
                            of Shares   Amount  Capital   Earnings      Total

BALANCE AT OCTOBER 31,1998 4,650,916 $46,509 $11,104,699 $6,964,355 $18,115,563

   Shares issued pursuant
    to exercise of employee
    stock options             18,368     184      50,944      -          51,128

   Net income for the nine
    months ended July 31,
    1999                          -        -        -     2,231,772   2,231,772
                             -------  -------  ---------  ---------   ---------

BALANCE AT JULY 31, 1999   4,669,284 $46,693 $11,155,643 $9,196,127 $20,398,463
                           ========= =======  ==========  =========  ==========













        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                    UNAUDITED

                                                      1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 2,231,772        $2,468,042
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     370,748           308,782
   Deferred income taxes                            (473,503)         (441,510)
   Changes in operating assets
    and liabilities:
    Accounts receivable                            1,563,074           465,713
    Prepaid expenses                                (140,250)         (134,752)
    Restricted cash                                 (438,896)          (66,847)
    Other assets                                    (916,755)         (448,757)
    Accounts payable                                  22,565           302,667
    Accrued expenses                               1,245,026          (373,507)
    Accrued commissions                              181,151           223,968
    Reserve for claims                               405,139           380,055
    Other liabilities                                 65,780           184,448
    Deferred contract revenue                      5,803,416         5,390,432
    Contingency payable                              438,896            66,847
                                                  ----------         ----------

      Net cash provided by operating activities   10,358,163         8,325,581
                                                  -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of United States
    Treasury Bills                                 2,353,197        (7,481,954)
  Purchases of marketable securities              (5,179,716)             -
  Purchases of furniture, fixtures and equipment,
    net                                             (376,851)         (655,137)
  Note from related party                             20,000            20,000
                                                  -----------         ---------
      Net cash used in investing activities       (3,183,370)       (8,117,091)
                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options    51,128            30,223
                                                    ---------        ----------

      Net cash provided by financing activities       51,128            30,223
                                                    ---------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS          7,225,921           238,713

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    20,885,903        20,846,524
                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $28,111,824       $21,085,237
                                                  ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $1,784,856        $2,006,865
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

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1999, and the consolidated results of operations and cash flows for the periods ended July 31, 1999 and 1998. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the nine and three month periods ended July 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                             Net Income   Shares   Per Share

For the nine months ended July 31, 1999

Basic EPS
Net income attributable to common shares    $2,231,772   4,662,500    $.48

Effect of dilutive securities: stock options
 and warrants                                    -         348,295    (.03)
                                              --------    ---------    ---

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises    $2,231,772   5,010,795    $.45
                                             ========    =========    =====


For the nine months ended July 31, 1998

Basic EPS
Net income attributable to common shares    $2,468,042   4,631,932    $.53

Effect of dilutive securities: stock options
 and warrants                                   -          335,519    (.03)
                                             --------    ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises    $2,468,042   4,967,451    $.50
                                              ========   =========    =====

                                            Net Income   Shares  Per Share

For the three months ended July  31, 1999

Basic EPS
Net income attributable to common shares      $991,064   4,669,284    $.21

Effect of dilutive securities: stock options
 and warrants                                     -        279,034    (.01)
                                              --------   ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises      $991,064   4,948,318    $.20
                                              ========   =========    ====


For the three months ended July 31, 1998

Basic EPS
Net income attributable to common shares      $915,187   4,640,933    $.20

Effect of dilutive securities: stock options
 and warrants                                     -        301,071    (.01)
                                              --------   ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option and warrant exercises       $915,187   4,942,004    $.19
                                               ========   =========    =====




  Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Results of Operations

    For the Nine Months ended July 31, 1999 compared to the Nine Months ended July 31, 1998

      Revenues increased approximately $4,752,000, or 13%, to approximately $40,628,000 for the nine months ended July 31, 1999 as compared to approximately $35,876,000 for the nine months ended July 31, 1998. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the administrative fees charged per contract and an increase in the number of service contracts accepted for administration by the Company in fiscal 1999.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $2,907,000, or 17%, to approximately $20,240,000 for the nine months ended July 31, 1999, as compared to approximately $17,333,000 for the nine months ended July 31, 1998. As a percentage of revenues, cost of services provided increased to 50% for the nine months ended July 31, 1999 as compared to 48% in the same period in 1998. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $1,845,000, or 10%, to approximately $20,388,000 for the nine months ended July 31, 1999, as compared to approximately $18,543,000 for the nine months ended July 31, 1998. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the nine months ended July 31, 1999 was 50% as compared to 52% for the nine months ended July 31, 1998. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $2,011,000, or 13%, to approximately $18,051,000 for the nine months ended July 31, 1999, up from approximately $16,040,000 for the nine months ended July 31, 1998. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel and printing costs resulting from the development of new service contract products and the development of the Company's new web site. As a percentage of revenues, selling, general and administrative expenses decreased to 44% for the nine months ended July 31, 1999 as compared to 45% in the same period in 1998.

    Interest income increased by approximately $232,000, or 22%, to approximately $1,300,000 for the nine months ended July 31, 1999, as compared to approximately $1,068,000 for the same period in 1998. The increase is a result of an increase in investment income generated by funds provided by operating activities. Other income, net decreased by approximately $268,000, or 17%, to approximately $1,300,000 for the nine months ended July 31, 1999, as compared to approximately $1,568,000 for the nine months ended July 31, 1998. This decrease is attributable to non recurring other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998.

    Income before provision for income taxes increased by approximately $66,000, or 2%, to approximately $3,636,000 for the nine months ended July 31, 1999, as compared to approximately $3,570,000 for the same period in 1998, exclusive of the $500,000 non recurring gain on settlement. For the nine months ended July 31, 1999, the Company had income before provision for income taxes of approximately $3,636,000 and recorded a provision for income taxes of approximately $1,404,000, as compared to income before provision for income taxes of approximately $4,070,000 and a provision for income taxes of approximately $1,602,000 in the same period in 1998. Net income decreased approximately $236,000, or 10%, to approximately $2,232,000 for the nine months ended July 31, 1999 as compared to approximately $2,468,000 for the nine months ended July 31, 1998. The decrease in net income is the result of the $500,000 non recurring gain on settlement received in fiscal 1998.

    Diluted net income per share for the nine months ended July 31, 1999 was $.45 per share, or $.01 per share greater than diluted net income per share for the nine months ended July 31, 1998, exclusive of the $500,000 non recurring gain on settlement. Diluted net income per share for the nine months ended July 31, 1999 was $.45 per share as compared to diluted net income per share of $.50 for the same period in 1998, inclusive of the non recurring item.

    For the Three Months ended July 31, 1999 compared to the Three Months ended July 31, 1998

      Revenues increased approximately $1,569,000, or 11%, to approximately $15,344,000 for the three months ended July 31, 1999 as compared to approximately $13,775,000 for the three months ended July 31, 1998. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the administrative fees charged per contract and an increase in the number of service contracts accepted for administration by the Company in fiscal 1999.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $853,000, or 13%, to approximately $7,566,000 for the three months ended July 31, 1999, as compared to approximately $6,713,000 for the three months ended July 31, 1998. Cost of services provided was 49% of revenues for both the three months ended July 31, 1999 and the same period in 1998. Gross margin increased by approximately $716,000, or 10%, to approximately $7,778,000 for the three months ended July 31, 1999, as compared to approximately $7,062,000 for the three months ended July 31, 1998. This increase is primarily attributable to the increase in revenues as described above.
Gross margin for both three month periods was 51%.

    Selling, general and administrative expenses increased by approximately $696,000, or 12%, to approximately $6,638,000 for the three months ended July 31, 1999, up from approximately $5,942,000 for the three months ended July 31, 1998. This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales volume; and (ii) increases in general and administrative expenses due to increased personnel and printing costs resulting from the development of new service contract products and the development of the Company's new web site. Selling, general and administrative expenses were 43% of revenues for both the three months ended July 31, 1999 and the three months ended July 31, 1998.

    Other income increased by approximately $99,000 or 25%, to approximately $487,000 for the three months ended July 31, 1999, as compared to approximately $388,000 for the three months ended July 31, 1998. This increase represents an increase in investment income generated by funds provided by operating activities.

    For the three months ended July 31, 1999, the Company had income before provision for income taxes of approximately $1,626,000 and recorded a provision for income taxes of approximately $635,000, as compared to income before provision for income taxes of approximately $1,509,000 and a provision for income taxes of approximately $594,000 in the same period in 1998. Net income increased approximately $76,000, or 8%, to approximately $991,000 for the three months ended July 31, 1999 as compared to approximately $915,000 for the three months ended July 31, 1998.

    Diluted net income per share for the three months ended July 31, 1999 was $.20 per share, as compared to $.19 per share for the three months ended July 31, 1998.

Liquidity and Capital Resources

    Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities were approximately $47,384,000 at July 31, 1999, as compared to approximately $37,331,000 at October 31, 1998. The increase of approximately $10,053,000 was primarily the result of cash provided by the Company's operating activities.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at July 31, 1999, no amounts had been borrowed under the credit facility.

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

There were no reports on Form 8-K filed during the three months ended July 31, 1999.






    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




September 13, 1999     By:         /s/ Zvi D. Sprung
------------------       -----------------------------------------
         Date                          Zvi D. Sprung
                                   Chief Financial Officer