Form 10-K
period 1999-10-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2000-01-19
CIK 918184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year October 31, 1999

                                       OR

            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to______________

                           Commission file no.1-12938

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 13, 2000 as reported on the NASDAQ National Market ("NASDAQ"), was approximately $21,583,000.

As of January 13, 2000, Registrant had issued and outstanding 4,674,684 shares of Common Stock.

                                     PART I

Item 1.  Business

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

    The Company designs, markets and administers service contracts and warranties for new and used motor vehicles and recreational vehicles and, to a lesser extent, watercraft, motorcycles and other vehicles. A service contract may be sold by any of the following entities: (1) either the seller originating the sale of the vehicle, (2) the financial institution financing the sale of the vehicle, or (3) other entities, including the Company, which sell the contract to the owner of the vehicle after the vehicle has been purchased. A vehicle service contract is an agreement between either the seller or the administrator of the service contract and the vehicle purchaser under which the seller or the administrator agrees to replace or repair for a specific term designated vehicle parts in the event of a mechanical breakdown. Vehicle service contracts supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options (typically ranging from three months to seven years and/or 3,000 miles to 150,000 miles).

    Each seller pays a net rate for each service contract or warranty it sells. This payment includes (i) an administrative fee for the Company from which the Company pays any commission due the agent, (ii) insurance premiums and fees for the insurance underwriter, and (iii) a claim reserve to be placed in an interest-bearing loss reserve account maintained for the benefit of the contract purchaser. The net rate for service contracts ranges from $75 to over $3,000 per contract with a typical average net rate per contract of $700 for a new or used car, $650 for a new recreational vehicle and $850 for a used recreational vehicle. In most cases, each seller is free to determine the price at which it will sell the service contract to the purchaser. The amount a seller charges for the service contract in excess of the net rate is additional income to such seller. The administrative fee for the Company ranges from $30 to $300 (prior to the payment to the agent of any commission which generally ranges from $10 to $150) per contract, which fee varies based on the type of service contract sold by a seller.

    In April 1995, the Company formed an affiliated insurance company, National Service Contract Insurance Company Risk Retention Group, Inc. ("NSC"). Insurance policies arranged by the Company are underwritten by a subsidiary of The Travelers Indemnity Company ("Travelers") and NSC. In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital to underwrite a portion of the insurance policies arranged by the Company.

    The various vehicle service contract programs offered by the Company are designed to provide sellers with an additional source of revenue. For example, certain of the Company's programs provide that sellers and other participants who reach certain sales volumes receive additional revenues if, and to the extent, claims paid on their service contracts are less than the claims reserves maintained for such contracts. Under certain circumstances, the Company may also be entitled to unconsumed claim reserves, including reserves attributable to sellers who have not achieved specified sales volumes of service contracts.

    Initially, the Company's business focused on extended warranties for new automobiles and, to a lesser extent, used cars. In the past five years, however, a higher percentage of sales are from warranties for used cars. In addition, the Company has expanded into other markets and has realized an increasing portion of revenues from its recreational vehicle programs.

     In February 1999, the Company formed a subsidiary, Uautobid.com, which has developed an internet web site where a car buyer can purchase a new or used vehicle online directly from a participating dealer. Uautobid.com permits a prospective buyer to review a broad selection of in-stock vehicles, search by price, make, model and location and other search criteria and choose the price he wants to bid for the vehicle. If the bid meets or exceeds the dealer minimum the consumer is assured of owning that vehicle at his own price. Each vehicle will come with a comprehensive warranty supplied by the Company. As at October 31, 1999, Uautobid.com had not generated significant revenues.


    To date, the operations of Uautobid.com have been financed by the Company. The Company is currently seeking outside funding for the subsidiary through a private placement or negotiated transaction.

Marketing

    The Company markets its services and products, using its network of independent representatives, primarily to dealers and, to a lesser extent, leasing companies, finance companies and other service contract marketers. The Company promotes its services and products to the independent representatives and, to some extent, to dealers primarily through the participation of the Company at trade shows and advertising in trade publications. The Company has also obtained independent representatives and dealers through recommendations and referrals from existing independent representatives and dealers and others, some of which receive a commission from the Company upon the sale of its services and products. To assure a high level of competence and awareness of its current administrative services and products, the Company provides initial and on-going training for its independent representatives and dealers.

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

    The Company enters into an agreement with each of its independent representatives which generally is terminable at any time by the Company or the representative upon giving of 30 days written notice or by the Company immediately for cause. The agreement provides that, among other things, the independent representative solicit sellers, on a non-exclusive basis, for the Company within designated territories which may include one or more states or portions thereof. Most independent representatives are compensated on a flat rate commission basis. Independent representatives may sell products and services of other companies, including competitors of the Company, and have no obligation to sell the products and services offered by the Company.

    In order to sell service contracts to vehicle owners who had not purchased a service contract at the time of their vehicle purchase, the Company also makes sales through its own and third party call center facilities and through its own and third party internet sites. To facilitate such direct sales, the Company offers a service contract financing program. Under the Company's financing program, a purchaser of a service contract is given the option to pay for such contract on a monthly basis over a period of time, without interest. As of October 31, 1999, the Company's receivables from its financing program totaled approximately $5,626,000. The Company believes its exposure from these financed contracts is limited because the service contract is terminated if the purchaser fails to make his monthly payments to the Company.

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

    Although management of the Company believes that it is competitive with most third-party administrators, the Company's position in the overall market is not significant. In addition, many of the Company's competitors have significantly better financial resources and operating resources than those of the Company. In order to be competitive in the marketplace, the Company provides insurance coverage at competitive prices, offers a range of products and services believed not to be available from most of its competitors and supports sales with service to its dealers and the vehicle purchaser. The Company maintains a toll-free line to facilitate customer service.

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

Employees

    As of December 31, 1999, the Company had 134 full-time employees and 24 part-time employees. None of the Company employees is represented by a labor union, and the Company considers its relations with its employees to be good.

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

Item 3.  Legal Proceedings

    There are no material legal proceedings pending against the Company other than ordinary routine litigation incidental to the ordinary course of business, and the Company is not aware of any threatened material legal proceedings to which the Company may be a party.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                     PART II

Item 5.  Market  for  Registrant's  Common  Equity  and  Related  Stockholder
Matters

    The Company's common stock, par value $.01 per share (the "Common Stock") is listed for trading on the NASDAQ National Market System under the symbol "ISTN". The following table sets forth for the periods indicated the high and low closing sales prices of the shares of Common Stock as reported by NASDAQ. The quotations represent prices between dealers and do not include retail mark-up, mark-down or commission.

                                    Common
                                    Stock

                                  High        Low
Fiscal 1998

First Quarter Ended 01/31/98     10-1/8      7-3/4

Second Quarter Ended 04/30/98    9-7/16      7-1/2

Third Quarter Ended 07/31/98     8-3/8       7

Fourth Quarter Ended 10/31/98    8-1/8       5-3/8

Fiscal 1999

First Quarter Ended 01/31/99     13-5/16     7-1/8

Second Quarter Ended 04/30/99    12-1/4      7

Third Quarter Ended 07/31/99     8           6-7/16

Fourth Quarter Ended 10/31/99    6-15/16     5-1/2

Fiscal 2000

First Quarter Through 01/13/00   6-1/4       5-1/16

    As of January 13, 2000, there were 63 holders of record of Common Stock.

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

Item 6.  Selected Financial Data

      The following table summarizes certain selected financial data, which should be read in conjunction with the Company's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected financial data below as of and for each of the fiscal years in the five year period ended October 31, 1999 are derived from the audited consolidated financial statements of the Company.

                       1999       1998        1997         1996        1995
                       ----       ----        ----         ----        ----

Revenues          $56,151,613 $49,283,426  $37,928,719 $21,354,148  $13,749,249

Net income          2,814,807   3,303,802    2,136,673     963,475      339,512

Diluted net income     .57        .67           .54          .27         .10
per share

Total assets       68,661,087  53,406,741   41,282,561  22,159,169   14,894,389

Long term          37,262,045  28,216,427   20,111,223  12,653,771    6,883,792
obligations

Stockholders'
 equity            20,924,415  18,115,563   14,458,838   5,905,315    4,917,773



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Year ended October 31, 1999 compared to the Year ended October 31, 1998

      Revenues increased approximately $6,869,000, or 14%, to approximately $56,152,000 for the year ended October 31, 1999 as compared to approximately $49,283,000 for the year ended October 31, 1998. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the administrative fees charged per contract and an increase in the number of service contracts accepted for administration by the Company in fiscal 1999.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $4,155,000, or 17%, to approximately $28,130,000 for the year ended October 31, 1999, as compared to approximately $23,975,000 for the year ended October 31, 1998. As a percentage of revenues, cost of services provided increased to 50% for the year ended October 31, 1999 as compared to 49% in the same period in 1998. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $2,714,000, or 11%, to approximately $28,022,000 for the year ended October 31, 1999, as compared to approximately $25,308,000 for the year ended October 31, 1998. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the year ended October 31, 1999 was 50% as compared to 51% for the year ended October 31, 1998. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $3,467,000, or 16%, to approximately $25,302,000 for the year ended October 31, 1999, up from approximately $21,835,000 for the year ended October 31, 1998. This increase was in large part due to (i) Uautobid.com expenses; (ii) increases in selling expenses primarily due to increased commissions paid as a result of increased sales revenue; and (iii) increases in general and administrative expenses due to increased personnel and printing costs resulting from increased sales volume and the development of new service contract products. Uautobid.com expenses of approximately $504,000 were incurred in the fourth quarter of fiscal 1999 as the Company improved its web site and expanded its nationwide network of dealers who will provide inventory of new and used cars to be auctioned to the public on the Company's Uautobid.com internet web site. Selling, general and administrative expenses were 45% of revenues for the year ended October 31, 1999 as compared to 44% for the year ended October 31, 1998.

    Interest income increased by approximately $387,000, or 26%, to approximately $1,870,000 for the year ended October 31, 1999, as compared to approximately $1,483,000 for the same period in 1998. The increase is a result of an increase in investment income generated by funds provided by operating activities. Other income, net decreased by approximately $113,000, or 6%, to approximately $1,855,000 for the year ended October 31, 1999, as compared to approximately $1,968,000 for the year ended October 31, 1998. This decrease is attributable to non-recurring other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998.

    Income before provision for income taxes increased by approximately $137,000, or 3%, to approximately $5,078,000 for the year ended October 31, 1999, as compared to approximately $4,941,000 for the same period in 1998, exclusive of the Uautobid.com expenses and the $500,000 non recurring gain on settlement. For the year ended October 31, 1999, the Company had income before provision for income taxes of approximately $4,574,000 and recorded a provision for income taxes of approximately $1,759,000, as compared to income before provision for income taxes of approximately $5,442,000 and a provision for income taxes of approximately $2,138,000 in the same period in 1998. Net income decreased approximately $489,000, or 15%, to approximately $2,815,000 for the year ended October 31, 1999 as compared to approximately $3,304,000 for the year ended October 31, 1998. The decrease in net income is the result of the Uautobid.com expenses incurred in fiscal 1999 and the $500,000 non-recurring gain on settlement received in fiscal 1998.

   Diluted net income per share for the year ended October 31, 1999 was $.57 per share as compared to diluted net income per share of $.67 for the same period in 1998. Excluding the Uautobid.com expenses and the $500,000 non-recurring gain on settlement, diluted net income per share for the year ended October 31, 1999 was $.63 per share, or $.02 per share greater than diluted net income per share for the year ended October 31, 1998.


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

Liquidity and Capital Resources

    Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities were approximately $50,627,000 at October 31, 1999, as compared to approximately $37,331,000 at October 31, 1998. The increase of approximately $13,296,000 was primarily the result of cash provided by the Company's operating activities less cash used for the purchase of furniture, fixtures and equipment.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 1999, no amounts had been borrowed under the credit facility.

    The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next fiscal year at the Company's present level of revenues and business activity.

Capital Expenditures

    The Company intends to spend approximately $700,000 in fiscal 2000 for the purchase of computer hardware and software, telephone equipment and leasehold improvements to enable the Company to administer the contracts generated by increased sales volume and to expand its internet presence.

Impact of Inflation

    The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

Year 2000

    The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's computer systems use four-digit date fields to designate a year and, as a result, the Company believes that its systems will properly recognize the Year 2000. The Company has contacted its critical suppliers of services to determine that the services that they provide are Year 2000 compliant. The Company believes, based upon its internal reviews, the configuration of the Company's systems, inquiries made of its critical customers and suppliers, and other factors, that the future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not be material to the Company's results of operations or financial position. To date, the Company has not experienced any year 2000 related problems.

Item 8.  Financial Statements and Supplementary Data

       Annexed hereto starting on page F-1.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       Page

Report of Independent Public Accountants                                F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of October 31, 1999 and 1998           F-3

  Consolidated Statements of Operations for the three years ended
  October 31, 1999                                                      F-4

  Consolidated Statements of Stockholders' Equity for the three years
  ended October 31, 1999                                                F-5

  Consolidated Statements of Cash Flows for the three years ended
  October 31, 1999                                                      F-6

  Notes to Consolidated Financial Statements                            F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Interstate National Dealer Services, Inc.:


We have audited the accompanying consolidated balance sheets of Interstate National Dealer Services, Inc. (a Delaware corporation) and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate National Dealer Services, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP





Melville, New York
January 5, 2000

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF OCTOBER 31, 1999 AND 1998

                     ASSETS                            1999          1998
                     ------                            ----          ----

CURRENT ASSETS:
  Cash and cash equivalents                       $ 30,145,855  $ 20,885,903
  United States Treasury Bills, at cost             15,296,768    16,445,339
  Accounts receivable, net                           6,957,454     8,163,882
  Prepaid expenses                                     712,651       653,281
                                                    ----------    ----------
           Total current assets                     53,112,728    46,148,405

MARKETABLE SECURITIES                                5,184,074          -

RESTRICTED CASH                                      2,516,188     1,951,856

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and amortization
 of $1,371,083 and $897,478, respectively             1,779,234     1,551,572

INTANGIBLE ASSETS, less accumulated
 amortization of $161,667 and $151,667
 respectively                                           63,333        73,333

DEFERRED INCOME TAXES                                2,819,297     2,127,843

NOTE FROM RELATED PARTY                                 70,000        90,000

OTHER ASSETS
                                                     3,116,233     1,463,732
                                                     ---------     ---------
                                                  $ 68,661,087  $ 53,406,741
                                                  ============  ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                  $5,535,592    $3,502,872
  Accrued expenses                                   1,001,465       637,205
  Accrued commissions                                1,207,740     1,001,178
  Reserve for claims                                 2,241,963     1,622,361
  Other liabilities                                    487,867       311,135
                                                  ------------    -----------

           Total current liabilities                10,474,627     7,074,751

DEFERRED CONTRACT REVENUE                           34,745,857    26,264,571

CONTINGENCY PAYABLE                                  2,516,188     1,951,856
                                                    ----------    ----------
           Total liabilities                        47,736,672    35,291,178
                                                    ----------    ----------

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares          -            -

  Common stock, par value $.01 per share;
   authorized 10,000,000 shares;
   issued and outstanding 4,671,284 and
   4,650,916 shares, respectively                       46,713        46,509
  Additional paid-in-capital                        11,156,423    11,104,699
  Retained earnings                                  9,779,162     6,964,355
  Accumulated other comprehensive loss                 (57,883)        -
                                                   -----------    ----------
           Total stockholders' equity               20,924,415    18,115,563
                                                  ------------   -----------
                                                  $ 68,661,087  $ 53,406,741
                                                  ============  ============

              The accompanying notes to financial statements are an
               integral part of these consolidated balance sheets.
                                       F-3

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE YEARS ENDED OCTOBER 31, 1999



                                           1999        1998        1997
                                           ----        ----        ----

REVENUES                             $56,151,613 $49,283,426 $37,928,719

OPERATING COSTS AND EXPENSES:
  Costs of services provided          28,129,523  23,974,988  16,846,370
  Selling, general and administrative
  expenses                            25,302,494  21,835,259  18,290,862
                                      ----------  ----------  ----------

    Operating income                   2,719,596   3,473,179   2,791,487

OTHER INCOME (EXPENSE):
  Interest income                      1,869,802   1,483,296     771,702
  Interest expense                       (15,000)    (15,000)    (27,968)
  Other income                              -        500,000        -
                                        --------     -------    -------
  Income before provision for
    income taxes                       4,574,398   5,441,475   3,535,221

PROVISION FOR INCOME TAXES             1,759,591   2,137,673   1,398,548
                                       ---------   ---------   ---------
    Net income                       $ 2,814,807 $ 3,303,802 $ 2,136,673
                                     =========== =========== ===========


NET INCOME PER SHARE:

Basic                                    $   .60     $   .71     $   .62
                                         =======     =======     =======
Weighted average shares outstanding    4,664,632   4,635,301   3,434,008
                                       =========   =========   =========

Diluted                                  $   .57     $   .67     $   .54
                                         =======     =======     =======
Weighted average shares outstanding    4,980,000   4,960,939   3,949,744
                                       =========   =========   =========






        The accompanying notes to financial statements are an integral part of these consolidated statements.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED OCTOBER 31, 1999


                                                           Accum-
                                                           ulated
                                                            Other
                     Common Stock     Additional           Compre-
                    Number             Paid-in   Retained  hensive
                     of     Amount     Capital    Earnings  Loss         Total
                   Shares


BALANCE AT OCTOBER
   31,1996        3,384,233 $33,843 $ 4,347,592 $1,523,880 $    -    $ 5,905,315

 Shares issued
 pursuant to
 exercise of
 warrants         1,218,983  12,190   6,692,216       -         -      6,704,406

 Shares issued
 pursuant to
 exercise of stock
 options             19,800     198      12,246       -         -         12,444

 Net income for the
 year ended
 October 31, 1997      -        -         -      2,136,673      -      2,136,673
                  ---------  ------  ---------   ---------   ------    ---------
BALANCE AT OCTOBER
  31, 1997        4,623,016  46,231  11,052,054  3,660,553      -     14,758,838

 Shares issued
 pursuant to
 exercise of
 stock options       27,900     278      52,645       -         -         52,923

 Net income for the
 year ended
 October 31,1998       -         -         -     3,303,802      -      3,303,802

BALANCE AT OCTOBER --------  ------  ----------  ---------    -----    ---------
  31, 1998        4,650,916  46,509  11,104,699  6,964,355      -     18,115,563

 Shares issued
 pursuant to
 exercise of
 stock options       20,368     204      51,724       -         -         51,928

COMPREHENSIVE INCOME:
 Net income for the
 year ended
 October 31, 1999      -        -         -      2,814,807      -      2,814,807


 Other comprehensive
 loss:
  Unrealized loss on
  available
  for sale securities   -       -         -           -     (57,883)    (57,883)
                      ----    -----     ------    ---------  -------    -------
Total comprehensive
 income for the year
 ended October 31, 1999 -       -         -      2,814,807  (57,883)   2,756,924
                      ----    -----     ------   ---------   -------    -------
BALANCE AT OCTOBER
  31, 1999        4,671,284 $46,713 $11,156,423 $9,779,162 $(57,883) $20,924,415
                  =========  ======  ==========  =========   =======  =========




           The accompanying notes to financial statements are an integral part of these consolidated statements.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 1999

                                               1999        1998        1997
                                               ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $ 2,814,807 $ 3,303,802 $ 2,136,673
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization              519,315     427,173     339,891
   Deferred income taxes                     (691,454)   (636,072)   (638,791)
   Increase (decrease) in cash resulting
   from changes in
    operating assets and liabilities:
    Accounts receivable                     1,206,428     728,081  (4,753,912)
    Prepaid expenses                          (59,370)   (285,349)   (117,763)
    Restricted cash                          (564,332)   (318,788)    342,437
    Other assets                           (1,688,211)   (845,368)     (2,839)
    Accounts payable                        2,032,720     573,396   1,359,579
    Accrued expenses                          364,260    (403,516)    528,606
    Accrued commissions                       206,562     (79,000)    531,706
    Reserve for claims                        619,602     501,834     466,680
    Other liabilities                         176,732      69,537      85,846
    Deferred contract revenue               8,481,286   7,786,416   7,799,889
    Contingency payable                       564,332     318,788    (342,437)
                                           ----------  ----------  -----------

         Net cash provided by operating
         activities                        13,982,677  11,140,934   7,735,565
                                           ----------  ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of United States
  Treasury Bills                            1,148,571 (10,435,002) (6,010,337)
  Net purchases of marketable securities   (5,241,957)       -          -
  Purchase of furniture, fixtures, and
  equipment                                  (701,267)   (739,476)   (555,757)
  Note from related party                      20,000      20,000    (110,000)
                                               ------      ------   ---------
         Net cash used in investing
         activities                        (4,774,653)(11,154,478) (6,676,094)
                                           ----------  -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of warrants            -            -      6,704,406
  Payment of long-term debt to related
  party                                         -            -       (160,000)
  Proceeds from exercise of stock options      51,928      52,923      12,444
                                              -------      ------   ---------

         Net cash provided by financing
         activities                            51,928      52,923   6,556,850
                                              -------      ------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS   9,259,952      39,379   7,616,321

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                      20,885,903  20,846,524  13,230,203
                                           ----------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF
 YEAR                                     $30,145,855 $20,885,903 $20,846,524
                                          ===========  ==========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                          $ 2,384,824 $ 2,915,254  $2,083,791
                                          ===========  =========== ==========
    Interest                              $    15,000   $  15,000  $   27,968
                                          ===========  ========== ===========


        The accompanying notes to financial statements are an integral part of these consolidated statements.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED OCTOBER 31, 1999



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

     In February 1999, the Company formed a subsidiary, Uautobid.com, which has developed an internet web site where a car buyer can purchase a new or used vehicle online directly from a participating dealer. The Company will issue a warranty for each vehicle sold by Uautobid.com. As of October 31, 1999, Uautobid.com had not generated significant revenues.

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

Marketable Securities

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No.

     115, "Accounting for Certain Investments in Debt and Equity Securities". Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (on an after tax basis as part of comprehensive income). Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

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

      Furniture and fixtures          7 years
      Office equipment                5 to 10 years
      Leasehold improvements          the lesser of the lease term or useful
                                      life

Restricted Cash

Pursuant  to  an  agreement  among  the  Company,   one  of  the  non-affiliated
underwriters of the insurance policies administered by the Company and its managing agent, a specified amount is required to be deposited into an escrow account for each contract sold by the Company and underwritten by such insurer. These funds held in escrow by an independent third party are to be used for paying the costs of administering service contracts should the Company be unable to do so for any reason. Under the agreement, the Company is entitled to receive on a quarterly basis, any funds in excess of a specified amount for each active service contract. For the years ended October 31, 1999, 1998 and 1997, the Company received approximately $227,000, $195,000 and $136,000, respectively, of such funds, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in this escrow account totaled approximately $768,000 and $802,000 at October 31, 1999 and 1998, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Certain of the service contract programs offered by the Company provide that the claim reserves generated by each dealer be placed in interest-bearing accounts maintained by The Chase Manhattan Bank. To the extent such reserves are unconsumed on expired contracts, then (a) with respect to dealers who reach specified sales volumes of service contracts, such unconsumed reserves and any interest earned thereon are distributed (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level) to the dealer and (b) with respect to each other dealer, such unconsumed reserves and any interest earned thereon are distributed to the Company (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level). The Company did not receive a distribution of such unconsumed reserves in the year ended October 31, 1999. The Company received approximately $122,000 and $254,000 of such unconsumed reserves for the years ended October 31, 1998 and 1997, respectively, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in these interest-bearing accounts totaled approximately $1,748,000 and $1,150,000 at October 31, 1999 and 1998, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Reserve for Claims

Reserve for claims represents claims that were approved for payment as of October 31, 1999 and 1998, but not paid as of those respective dates.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period. Comprehensive income is the total of net income and other comprehensive income/loss which includes unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Included in other comprehensive loss for the period ending October 31, 1999 is $57,883 of unrealized losses on available for sale securities.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This pronouncement establishes financial accounting and reporting standards for the effects of income taxes that result from the Company's activities during the current and preceding years and requires an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income after adjustment for those permanent items which are not considered in the determination of taxable income. Deferred taxes result when the Company records deductions or recognizes revenue for income tax purposes in a different year than for financial reporting purposes.

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

Reclassifications

     Certain prior year balances have been reclassified to conform with the current year presentation.

2.    FURNITURE, FIXTURES AND EQUIPMENT:

Furniture, fixtures and equipment consists of the following:
                                             October 31,
                                            1999      1998
                                            ----      ----
       Furniture and fixtures            $771,126   $624,366

       Office equipment                 2,113,458  1,616,828
       Leasehold improvements             265,733    207,856
                                      -----------  ---------
                                        3,150,317  2,449,050

       Less: Accumulated depreciation
       and amortization                 1,371,083    897,478
                                        ---------  ---------
                                       $1,779,234 $1,551,572
                                        ========= ==========
3. INCOME TAXES:

The provision for income taxes consists of the following:


                                  October 31,

                            1999        1998          1997
                            ----        ----          ----
     Federal:
        Current         $1,967,697   $2,182,830   $1,564,233
        Deferred          (517,656)    (480,872)    (463,523)

     State:
        Current            483,348      590,915      473,106
        Deferred          (173,798)    (155,200)    (175,268)
                         ---------   ----------   ----------
                        $1,759,591   $2,137,673   $1,398,548
                        ==========   ==========   ==========

The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate were as follows:

                                  October 31,
                          1999        1998          1997
                          ----       -----         -----
U.S. Federal
statutory rate             34%          34%          34%
State income taxes,
net of Federal benefit      4            5            6
                           ---          ---         ---
Effective tax rate         38%          39%          40%
                           ===          ===          ===

The deferred income taxes of approximately $2,819,000 which have been paid as of October 31, 1999, result from temporary differences between the financial accounting and income tax treatment of deferred contract revenue.

4.  LINE OF CREDIT:

During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with The Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 1999 and 1998, no amounts had been borrowed under the credit facility.

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

The following options to purchase the Company's common shares were outstanding under the Plan at October 31, 1999:
                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

   October 31, 1996                276,834        $2.10
      Exercised                     (19,800)         .63
      Canceled                       (3,400)        1.41
                                  ----------
    October 31, 1997                253,634        $2.23
      Exercised                     (16,300)         .53
                                  ----------
    October 31, 1998                237,334        $2.35
      Exercised                     (10,868)         .74
      Expired                          (900)        1.31
                                    --------
    October 31, 1999                225,566        $2.43
                                    =======

As of October 31, 1999, options to purchase 198,565 shares were exercisable and 12,400 shares were available for future grant.

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

The following options to purchase the Company's common shares were outstanding under the Incentive Plan at October 31, 1999:
                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

    October 31, 1996                105,000        $4.36
      Granted                        37,500         6.73
                                    --------
    October 31, 1997                142,500        $4.98
      Granted                        93,000         5.375
      Exercised                      (9,800)        4.24
                                    --------
    October 31, 1998                225,700        $5.18
      Granted                        15,000         7.13
      Exercised                      (9,500)        4.62
      Expired                       (30,400)        4.63
                                    --------
    October 31, 1999                200,800        $5.43
                                    =======


As of October 31, 1999, options to purchase 114,400 shares were exercisable and 79,900 shares were available for future grant.

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

In September 1999, the Company's Uautobid.com subsidiary granted a total of 1,565,000 options to its directors and officers and various employees and directors of the Company and outside consultants. The options expire ten years after the date of grant and have an exercise price of $.10 per share which, in management's view, equaled or exceeded the fair market value of the subsidiary's common stock at the date of grant. The Company currently owns 7,500,000 shares of common stock of Uautobid.com, Inc., and the options, if exercised in full, would represent approximately 17% of the issued and outstanding shares of the subsidiary.

e)  SFAS No. 123

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in fiscal 1999, 1998 and 1997 as described by the provisions of SFAS No. 123, the Company's net income and diluted net income per share would have been decreased as indicated below:

                                      1999       1998       1997
                                      ----       ----       ----

Net income - as reported           $2,814,807 $3,303,802 $2,136,673
Net income - pro forma              2,718,625  3,230,760  2,098,580
Diluted net income per share - as     .57        .67        .54
reported
Diluted net income per share -        .55        .65        .53
pro forma

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1999: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 5.13%; expected life of 5 years and a fair value of $3.54. The following weighted-average assumptions were used for grants in 1998: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 4.6%; expected life of 5 years and a fair value of $2.74. The following weighted-average assumptions were used for grants in 1997: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.5%; expected life of 5 years and a fair value of $3.48.

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

6. RELATED PARTY TRANSACTIONS:

In April 1997, the Company made a loan to one of its officers in the amount of $110,000. The loan bears interest at 7 percent per annum, payable quarterly, and is due in full in April 2002. Interest income of $5,203, $6,595 and $3,375 was recognized for the years ended October 31, 1999, 1998 and 1997, respectively. The balance outstanding at October 31, 1999 was $70,000.

In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital ("Orion") to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target Insurance Ltd. ("Target"), which is owned by certain shareholders of the Company, which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 1999 and 1998, Target received approximately $15,000 and $2,100, respectively, in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 1999 or 1998. In fiscal 1997 the Company and NSC had similar reinsurance agreements with Reliance National Indemnity Company, which agreements were terminated in December 1997.

7.  EMPLOYEE BENEFIT PLAN:

The Company maintains a 401(k) Profit Sharing Plan covering substantially all full-time employees, and provides for employee contributions of up to 15% of their salary. The Company does not match employee contributions. The Company makes contributions to the profit sharing portion of the plan which is discretionary and non-contributory. Approximately $101,000, $82,000 and $64,000 was contributed by the Company for the years ended October 31, 1999, 1998 and 1997, respectively.

8.  COMMITMENTS AND CONTINGENCIES:

Letters of Credit

Concurrent with the Orion agreements explained in Note 6, the Company issued two letters of credit through its principal lending institution in the amount of $1,750,000 and $250,0000. These letters of credit are irrevocable and have one-year renewable terms. Under the terms of the Orion agreements, the Company has committed to pay Orion a minimum of $399,900 in premiums for the period July 1999 through March 2000. Pursuant to the terms of the Orion agreements, the Company deposits certain funds collected on the sale of certain contracts insured by Orion into an escrow account. The balance of this escrow account, which totaled approximately $1,912,000 and $397,000 at October 31, 1999 and 1998, respectively, is included in other assets.

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

           Fiscal year                       Amount
           -----------                       ------
              2000                       $  650,000
              2001                          666,000
              2002                          465,000
              2003                          462,000
              2004                          479,000
           Thereafter                       137,000
                                           --------
                                         $2,859,000
                                         ==========

Rent expense totaled approximately $636,000, $578,000 and $479,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

Employment Agreements

On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. The agreement terminates on December 31, 2008, but is automatically extended for additional one-year periods unless either party provides written notice that no further extensions shall be granted. The employment agreement provides for total compensation as the sum of his annual salary, annual bonus and annual performance bonus (if any) for that fiscal year. The annual salary of $250,000 may be increased annually at the discretion of the Board of Directors. The annual bonus is calculated based on the earnings of the Company and is equal to the greater of $150,000 or 4 1/2% of the Company's earnings before interest and taxes for the fiscal year. The annual performance bonus may be granted each year at the discretion of the Board of Directors. In the event of Mr. Luby's death or the termination of his employment agreement the amount the Company paid for his split-dollar life insurance policies which are recorded as non-interest bearing loans and totaled approximately $312,000 and $249,000 as of October 31, 1999 and 1998, respectively, will be reimbursed to the Company.

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

On February 1, 1999, the Company entered into an Amended and Restated Employment Agreement with Lawrence J. Altman providing for his employment as Senior Vice President, Marketing, of the Company. This agreement terminates on January 31, 2004. Mr. Altman is to be paid an annual salary of $70,710, which may be increased annually in the discretion of the Company. Mr. Altman is also entitled to receive monthly commissions equal to 2% of (i) all administrative fees for vehicle service contracts and vehicle warranties paid to the Company during each calendar month minus (ii) the aggregate selling expenses incurred by the Company for such month minus (iii ) $150,000. In addition to his annual salary and monthly commissions, Mr. Altman may also be paid an annual performance bonus in an amount, if any, determined at the discretion of the Board of Directors.

The future aggregate minimum annual compensation required under these agreements is approximately $746,000.

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

10.   EARNINGS PER SHARE:

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:


                                            Net Income   Shares     Per
                                                                   Share

For the year ended October 31, 1999

Basic EPS
Net income attributable to common shares    $2,814,807  4,664,632    $.60

Effect of dilutive securities: stock
options and warrants                             -        315,368    (.03)
                                            ----------  ---------    -----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $2,814,807  4,980,000    $.57
                                            ==========  =========    ====

For the year ended October 31, 1998

Basic EPS
Net income attributable to common shares    $3,303,802  4,635,301    $.71

Effect of dilutive securities: stock
options and warrants                             -        325,638    (.04)
                                            ----------  ---------    ----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $3,303,802  4,960,939    $.67
                                            ==========  =========    ====

For the year ended October 31, 1997

Basic EPS
Net income attributable to common shares    $2,136,673  3,434,008    $.62

Effect of dilutive securities: stock
options and warrants                             -        515,736    (.08)
                                            ----------   --------     ----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $2,136,673  3,949,744    $.54
                                            ==========  =========    ====

11. QUARTERLY CONSOLIDATED INFORMATION (unaudited):

The following is a summary of unaudited quarterly financial information for the years ended October 31, 1999 and 1998:



                                   Year Ended October 31, 1999


                            First         Second       Third        Fourth
                            Quarter      Quarter      Quarter      Quarter

Revenues                $11,534,491  $13,749,522  $15,343,542  $15,524,058
Operating income            381,983      814,463    1,139,635      383,515
Net income                  491,441      749,267      991,064      583,035
Basic earnings per share        .11          .16          .21          .12
Diluted earnings per share      .10          .15          .20          .12




                                   Year Ended October 31, 1998

                            First         Second       Third        Fourth
                            Quarter      Quarter      Quarter      Quarter

Revenues                $10,308,175  $11,792,534  $13,775,114  $13,407,603
Operating income            504,340      877,493    1,120,190      971,156
Net income                  806,253      746,602      915,187      835,760
Basic earnings per share        .17          .16          .20          .18
Diluted earnings per share      .16          .15          .19          .17

Item 9. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure

    None.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

    The table below sets forth certain information as of January 13, 2000 with respect to the executive officers and directors of the Company. Other than Chester J. Luby and Cindy H. Luby, who are father and daughter, none of the executive officers or directors of the Company is related.




    Name                            Age              Position

Chester J. Luby. . . . . . . .       68   Chairman, Chief Executive Officer and
                                           Director*

Cindy H. Luby. . . . . . . . .       45   President, Chief Operating Officer
                                           and Director**

Lawrence J. Altman . . . . . .       52   Senior Vice President, Marketing

Zvi D. Sprung . . . . . . . ..       50   Chief Financial Officer, Treasurer
                                           and Secretary

William H. Brown . . . . . . .       69   Director**

Donald Kirsch. . . . . . . . . .     68   Director*

Harvey Granat . . . . . . . . .      62   Director***


    * Term expires 2000

  **  Term expires 2001

 ***  Term expires 2002


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

    Cindy H. Luby was  elected  President  and Chief  Operating  Officer  of the
Company in December 1995 and has been a director of the Company since its inception in 1991. Ms. Luby was Vice President, Chief Financial Officer, Treasurer and Secretary of the Company from its inception in 1991 until December 1995. For more than five years, Ms. Luby has been a vice president of Agency, Target and DESI. Ms. Luby is a licensed life and property and casualty insurance agent and is a graduate of Wellesley College and General Motors School of Merchandising and Management.

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

    Harvey Granat has been the President and Chief Executive Officer of Sterling/Carl Marks Capital, Inc. ("Sterling"), a Small Business Investment Company, since 1988. Prior to joining Sterling, Mr. Granat was the President and Chief Executive Officer of Sussex Leasing Corp., an equipment leasing company. He has been a director of the Company since January 1999.

    Based solely on its review of copies received by the Company of reports of ownership of and changes in ownership of securities filed with the Securities and Exchange Commission by the Company's officers, directors and greater than 10% shareholders, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended October 31, 1999, all filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with as required by Section 16 (a) of the Securities and Exchange Act of 1934, as amended.

Item 11.  Executive Compensation

    The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer and to its executive officers whose salaries and bonuses exceeded $100,000 during the fiscal year ended October 31, 1999 (the "Named Executives"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the years indicated.
                           Summary Compensation Table


                                                 Long-Term
                                                 Compensation
                Fiscal Year  Annual Compensation Securities
   Name and        Ended                        Underlying   All Other
   Principal      October     Salary    Bonus     Options   Compensation
    Position         31,                                         (4)

Chester J. Luby (1) 1999    $250,000  $208,313     $  -       $62,865
Chairman and Chief  1998     200,000   181,500     25,000      62,865
Executive Officer   1997     154,167   137,829       -         62,919


Cindy H. Luby (2)   1999     175,000   162,125       -            -
President and Chief 1998     125,000   141,100     31,000         -
Operating Officer   1997     100,961    98,450       -            -


Lawrence J.Altman(3)1999     244,134      -          -            -
Senior Vice         1998     217,464      -         6,000         -
 President,         1997     164,890      -          -            -
  Marketing


(1) Annual compensation paid to Mr. Luby was pursuant to an Amended and Restated Employment Agreement dated November 1, 1998 between the
    Company and Mr. Luby.

(2) Annual compensation paid to Ms. Luby was pursuant to an Amended and Restated Employment Agreement dated November 1, 1998 between the Company and Ms. Luby. The Company has a loan outstanding to Ms. Luby in the amount of $45,000. In April 1997, the Company provided a loan to Ms. Luby in the amount of $110,000 to assist her in the purchase of a new residence in close proximity to the Company's offices. The loan bears interest, payable quarterly in arrears, at 7% per annum, is unsecured, and is due and payable in full April 2002. The loan may be prepaid by Ms. Luby in whole or in part at any time. To date, Ms. Luby has prepaid $65,000 of the loan.

(3) Annual compensation paid to Mr. Altman was pursuant to an Amended and Restated Employment Agreement dated February 1, 1999 between the Company and Mr. Altman.

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

    In fiscal 1999 the Directors of the Company who were not otherwise affiliated with the Company, received a fee of $1,000 plus travel expenses for attendance at each Board or Committee meeting, while Directors that were employees of the Company did not receive any compensation for their attendance at Board or Committee meetings. In addition, Mr. Granat was awarded 15,000 options to purchase Common Stock under the Company's 1996 Incentive Plan in April 1999 upon his election to the Board of Directors. These options, 3,000 of which are currently exercisable, become exercisable at the rate of 3,000 options per year.

    The Company did not grant any stock options or stock appreciation rights during the fiscal year ended October 31, 1999 to the Named Executives. The Company's Uautobid.com subsidiary, however, in order to provide equity based compensation to persons associated with the Company who have contributed to the development of the subsidiary, granted options to the Named Executives in September 1999. Mr. Luby was granted options to purchase 1,000,000 shares; Ms. Luby was granted options to purchase 200,000 shares and Mr. Altman was granted options to purchase 10,000 shares. All of such options have an exercise price of $.10 per share and expire ten years after the date of grant. The options were granted as a portion of a total of 1,565,000 options granted by Uautobid.com, Inc. to its directors and officers and various employees and directors of the Company and outside consultants. The Company currently owns 7,500,000 shares of common stock of Uautobid.com, Inc., and the options, if exercised in full, would represent approximately 17% of the issued and outstanding shares of the subsidiary.

    The following table sets forth information concerning the exercise of stock options by the Named Executives during the fiscal year ended October 31, 1999 and the value of unexercised options as of October 31, 1999 held by the Named Executives.

               Aggregated Option Exercises in Last Fiscal Year
                                       and
                          Fiscal Year End Option Values



            Shares              Number of Securities   Value of Unexercised
             Acquired     Value   Underlying Unexercised  In-the-Money Options
            on Exercise Realized   Options at October    at October 31, 1999(1)
                                       31,1999
                                  Exercis-  Unexercis-   Exercis-    Unexercis-
                                    able        able       able          able

Chester Luby     -                 214,000     11,000    $336,643     $ 43,051
Cindy Luby     4,000     $24,650   186,834      9,000     273,224       35,450
Lawrence
 Altman          -           -      27,900     16,400      73,269       19,421




(1) Based on the closing price of the Common Stock on NASDAQ on October 31, 1999.

Stock Option Plan

    The Company's Amended and Restated 1993 Stock Option Plan, as amended (the "Option Plan"), is designed to attract, retain and motivate key employees by granting them options to purchase Common Stock. The Option Plan provides for the grant of a maximum of 344,000 shares of Common Stock and permits the granting of stock options to employees which are either "incentive stock options" ("ISOs") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "nonqualified stock options" ("NSOs"). The Option Plan is administered by a Stock Option and Compensation Committee of the Board of Directors established for such purpose and consisting of Donald Kirsch and William Brown, independent directors of the Company. Subject to the terms of the Option Plan, such Committee determines the recipients of options and the number of options to be granted under the Option Plan. The Option Plan also provides for the Stock Option and Compensation Committee to establish an exercise price for ISOs and NSOs that is not less than the fair market value per share at the date of grant. As of October 31, 1999, options to purchase 225,566 shares of Common Stock were outstanding under the Option Plan, 215,065 of which are exercisable at January 13, 2000. Under the Option Plan, a total of 12,400 additional options may be granted.

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

    In addition to grants of discretionary awards by the Stock Option and Compensation Committee, the Incentive Plan provides for automatic grants of options to purchase 15,000 shares to all independent directors (as defined in the Incentive Plan) at an exercise price equal to the fair market value of the Common Stock, upon the appointment of an independent director to the Board of Directors. As of October 31, 1999, options to purchase 200,800 shares of Common Stock were outstanding under the Incentive Plan, 122,400 of which are exercisable at January 13, 2000. Under the Incentive Plan, a total of 79,900 additional options may be granted

Employment Agreements

    On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. This employment agreement terminates on December 31, 2008. However, it is automatically extended for additional one-year periods unless either the Company or Mr. Luby provides written notice that no further extensions shall be granted.

    Mr. Luby is to be paid an annual salary of $250,000, which may be increased annually in the discretion of the Board of Directors. Mr. Luby is also entitled to an annual bonus on account of each fiscal year equal to the greater of $150,000 or 4 1/2% of the Company's earnings before interest and taxes for the fiscal year. In addition to his annual salary and bonus, Mr. Luby may also be paid an annual performance bonus in the discretion of the Board of Directors. However, the amount, if any, of this bonus is determined at the sole discretion of the members of the Board. Mr. Luby's "Total Compensation" (as defined in the employment agreement) for any fiscal year is defined as the sum of his annual salary, annual bonus and annual performance bonus (if any) for that fiscal year.

    Under the terms of his employment agreement, Mr. Luby is entitled to the use of a leased car and reimbursement for all operating expenses for the car, reimbursement for travel expenses incurred in attending conferences and meetings of certain trade associations and certain other business and employment related expenses, and premium payments for split dollar life insurance policies for the benefit of Mr. Luby and his family. With respect to the split-dollar life insurance policies, the premium payments made by the Company are recorded as non-interest bearing loans and total approximately $312,000 as of October 31, 1999. This amount will be reimbursed to the Company in the event of Mr. Luby's death or the termination of his employment agreement under certain circumstances.

    If Mr. Luby dies during the term of his employment agreement, the Company will pay to his estate a death benefit in an amount equal to five times Mr. Luby's annual salary for the most recent fiscal year immediately prior to his death. If Mr. Luby's employment is terminated because he becomes disabled, the Company will pay him disability benefits equal to fifty percent (50%) of his average Total Compensation during the three most recent fiscal years prior to his disability. This annual disability benefit is payable until Mr. Luby's death. If Mr. Luby terminates his employment by the Company for "good reason"
(as defined in the employment agreement) or if the Company terminates his employment other than for "good cause" (as defined in the employment agreement) or disability, then he is entitled to be paid the amount of his Total Compensation for the Company's most recent fiscal year immediately prior to his termination multiplied by a factor equal to the greater of two (2) or the number of years (including fractions) remaining in the term of his employment agreement. If Mr. Luby retires during the term of his employment agreement, he is to be paid retirement benefits equal to fifty percent (50%) of his Total Compensation for the Company's most recent fiscal year prior to his retirement. This annual retirement benefit is payable until Mr. Luby's death. If Mr. Luby is an employee of the Company immediately prior to a "Change in Control" (as defined in the employment agreement) of the Company all stock options he owns immediately vest and become exercisable. In addition, the Company is required to pay Mr. Luby an amount equal to the number of shares of Common Stock underlying his options multiplied by the amount, if any, that the lesser of (i) the exercise price of Mr. Luby's options or (ii) the closing price of the Company's shares on the date of the Change in Control, exceeds the average closing price of the Company's shares during the period beginning 180 days and ending 150 days prior to the date of the Change in Control. Upon receipt of this payment from the Company, Mr. Luby may then retain or exercise his options. Alternatively, Mr. Luby may forfeit his options to the Company in exchange for payment equal to the difference between the closing price of the Company's shares on the date of the Change in Control and the exercise price of his options.

    Mr. Luby's employment agreement also contains a three year "non-compete" clause. This clause does not apply in the event that Mr. Luby terminates his employment with the Company for "good reason" or if the Company terminates Mr. Luby's employment for reasons other than disability or "proper cause," as defined in the employment agreement.

    On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Cindy H. Luby providing for her employment as President and Chief Operating Officer of the Company. This employment agreement terminates on December 31, 2008. However, it is automatically extended for additional one-year periods unless either the Company or Ms. Luby provides written notice that no further extensions shall be granted.

    Ms. Luby is to be paid an annual salary of $175,000, which may be increased annually in the discretion of the Board of Directors. Ms. Luby is also entitled to an annual bonus on account of each fiscal year equal to the greater of $100,000 or 3 1/2% of the Company's earnings before interest and taxes for the fiscal year. In addition to her annual salary and bonus, Ms. Luby may also be paid an annual performance bonus in the discretion of the Board of Directors. However, the amount, if any, of this bonus is determined at the sole discretion of the members of the Board. Ms. Luby's Total Compensation for any fiscal year is defined as the sum of her annual salary, annual bonus and annual performance bonus (if any) for that fiscal year.

    Under the terms of her employment agreement, Ms. Luby is entitled to the use of a leased car and reimbursement for all operating expenses for the car and reimbursement for business expenses and employment related expenses, including travel expenses incurred in attending conferences and meetings of certain trade associations and dues of certain associations.

    If Ms. Luby dies during the term of her employment agreement, the Company will pay to her estate a death benefit in an amount equal to five times Ms. Luby's annual salary for the most recent fiscal year immediately prior to her death. If Ms. Luby's employment is terminated because she becomes disabled, the Company will pay her disability benefits equal to fifty percent (50%) of her average Total Compensation during the three most recent fiscal years prior to her disability. This annual disability benefit is payable for the longer of two
(2) years or the balance of the term of her employment agreement. If Ms. Luby terminates her employment by the Company for "good reason", or if her employment is terminated by the Company for reasons other than "good cause" or disability, then she is entitled to be paid the amount of her Total Compensation for the Company's most recent fiscal year immediately prior to the termination multiplied by a factor equal to the greater of two (2) or the number of years (including fractions) remaining in the term of her employment agreement. If Ms. Luby is an employee of the Company immediately prior to a Change in Control of the Company, all stock options she owns immediately vest and become exercisable. In addition, the Company is required to pay Ms. Luby an amount equal to the number of shares of Common Stock underlying her options multiplied by the amount, if any, that the lesser of (i) the exercise price of Ms. Luby's options or (ii) the closing price of the Company's shares on the date of the Change in Control, exceeds the average closing price of the Company's shares during the period beginning 180 days and ending 150 days prior to the date of the Change in Control. Upon receipt of this payment from the Company, Ms. Luby may then retain or exercise her options. Alternatively, Ms. Luby may forfeit her options to the Company in exchange for payment equal to the difference between the closing price of the Company's shares on the date of the Change in Control and the exercise price of her options.

    Ms. Luby's employment agreement also contains a three year "non-compete" clause. This clause does not apply in the event that Ms. Luby terminates her employment with the Company for good reason or if the Company terminates Ms. Luby's employment for reasons other than disability or proper cause.

    On February 1, 1999, the Company entered into an Amended and Restated Employment Agreement with Lawrence J. Altman providing for his employment as Senior Vice President, Marketing, of the Company. This employment agreement terminates on January 31, 2004.

    Mr. Altman is to be paid an annual salary of $70,710, which may be increased annually in the discretion of the Company. Mr. Altman is also entitled to receive monthly commissions equal to 2% of (i) all administrative fees for vehicle service contracts and vehicle warranties paid to the Company during each calendar month minus (ii) the aggregate selling expenses incurred by the Company for such month minus (iii ) $150,000. In addition to his annual salary and monthly commissions, Mr. Altman may also be paid an annual performance bonus in an amount, if any, determined at the sole discretion of the members of the Board. Mr. Altman's "Total Compensation" (as defined in the employment agreement) for any fiscal year is defined as the sum of his annual salary, monthly commissions and annual performance bonus (if any) for that fiscal year.

    If Mr. Altman dies during the term of his employment agreement, the Company will pay to his estate a death benefit in an amount equal to the Total Compensation paid to Mr. Altman for the Company's most recent fiscal year prior to his death. If Mr. Altman's employment is terminated because he becomes disabled, the Company will pay him disability benefits equal to fifty percent (50%) of his Total Compensation for the Company's most recent fiscal year immediately prior to Mr. Altman's disability termination. Such disability benefits are to be paid for the longer of two years or the balance of the term of the employment agreement. If Mr. Altman terminates his employment by the Company for "good reason" or if the Company terminates his employment other than for "proper cause" or disability, then he is entitled to be paid the amount of his Total Compensation for the Company's most recent fiscal year multiplied by a factor of two.

    If Mr. Altman is an employee of the Company immediately prior to a "Change in Control" of the Company, all stock options he owns immediately vest and become exercisable. In addition, the Company is required to pay Mr. Altman an amount equal to the number of Shares underlying his options multiplied by the amount, if any, by which the lesser of (i) the exercise price of Mr. Altman's options or (ii) the closing price of the Company's Shares on the date of the Change in Control exceeds the average closing price of the Company's Shares during the period beginning 180 days and ending 150 days prior to the date of the Change in Control. Upon receipt of this payment from the Company, Mr. Altman may then retain or exercise his options. Alternately, Mr. Altman may forfeit his options to the Company in exchange for payment equal to the difference between the closing price of the Company's Shares on the date of the Change in Control and the exercise price of his options.

    Mr. Altman's employment agreement contains a two year "non-compete" clause. This clause does not apply in the event that Mr. Altman terminates his employment with the Company for good reason or if the Company terminates Mr. Altman's employment for reasons other than disability or proper cause.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of January 13, 2000, by each person who beneficially owns more than five (5%) percent of such shares, by each director of the Company, by each executive officer of the Company and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

                                              Shares        Percent of Shares
Name and Address of                         Beneficially      Beneficially
  Beneficial Owner                             Owned            Owned (1)

Chester J. Luby . .  . . . . . . .          705,800 (2)           14.4%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Joan S. Luby  . . . . . . . . . . .         492,500 (3)           10.5%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Cindy H. Luby . . . . . . . . . . .         210,394 (4)            4.3%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Lawrence J. Altman . . . . . . . . .         62,300 (5)            1.3%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Zvi D. Sprung. . . . . . . . . . . .         21,400 (6)             -
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

William H. Brown . . . . . . . . . .         18,000 (7)             -

Donald Kirsch . . . . . . . . . . . .        15,000 (8)             -

Harvey Granat . . . . . . . . . . . .        15,000 (9)             -

First Wilshire Securities Management,
 Inc. . . . . . . . . . . .                 476,300 (10)          10.2%

All directors and executive officers
 as a group (seven persons)  . .           1,047,894              20.2%

(1) Amount and Percent of Shares Beneficially Owned was computed based on 4,674,684 shares of Common Stock outstanding on January 13, 2000 and, in each person's case, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants (defined below) held by such person, or in the case of all directors and executive officers as a group, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants held by all such members of such group, but does not include the number of shares of Common Stock issuable upon the exercise of any other outstanding options and/or Independent Director Warrants.

(2) Includes 225,000 shares issuable upon the exercise of stock options, 221,000 of which are currently exercisable and the balance of which become exercisable at the rate of 4,000 options per year.

(3) Includes 15,000 shares issuable upon the exercise of stock options, all of which are currently exercisable.

(4) Includes 195,834 shares issuable upon the exercise of stock options, 191,834 of which are currently exercisable and the balance of which become exercisable at the rate of 4,000 options per year. Also includes 960 shares owned by Ms. Luby's husband, as to which Ms. Luby disclaims beneficial ownership.

(5) Includes 40,900 shares issuable upon the exercise of stock options, 29,400 of which are currently exercisable and the balance of which become exercisable at the rate of 1,700 options per year.

(6) All of these shares are issuable upon the exercise of stock options, 9,100 of which are currently exercisable and the balance of which become exercisable at the rate of 4,900 options per year.

(7) Includes (a) 10,000 shares issuable upon the exercise of stock options, all of which are currently exercisable and (b) 1,200 shares issuable upon exercise of warrants to purchase Common Stock (the "Independent Director Warrants"), all of which are currently exercisable.

(8) All of these shares are issuable upon the exercise of stock options, all of which are currently exercisable.

(9) All of these shares are issuable upon the exercise of stock options, 3,000 of which are currently exercisable and the balance of which become exercisable at the rate of 3,000 options per year.

(10)Based on information provided in Schedule 13G supplied to the Company in February 1998. First Wilshire Securities Management, Inc., a broker and investment advisor, has sole voting power over 96,000 of the 476,300 shares.


Item 13.  Certain Relationships and Related Transactions

    In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital ("Orion") to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 1999, Target received approximately $15,000 in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 1999.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  A) Exhibits

  Exhibit
  No.                          Description

  2.1 Certificate of Merger of INDS Holdings, Inc. ("Holdings") into the Company.(1)
  3.1 Restated Certificate of Incorporation of the Company.(1)
  3.2 Bylaws of the Company, as amended.(1)
  3.3 Amended and Restated  Certificate of Incorporation of the Company.(1)
  3.4 Amended and Restated Bylaws of the Company.(1) 4.1 Form of Common Stock Certificate.(1)
  4.2 Form of Warrant  Agreement  and Form of  Warrant  Certificates.(1)
  4.3 Form of Unit Purchase Option Agreement and Form of Unit PurchaseOption Certificate.(1)
  4.4 Rights Agreement dated as of October 24, 1995 between the Company and Continental Stock Transfer & Trust Company, which includes as exhibits the Form of Right Certificate as Exhibit A and the Summary of
      Rights to Purchase Common Shares as Exhibit B.(2)
 10.1 Amended and Restated Employment  Agreement between the Company and
      Chester J. Luby, dated as of November 1, 1998.(5)
 10.2 Amended and Restated Employment  Agreement between the Company and
      Cindy H. Luby, dated as of November 1, 1998.(5)
 10.3 Amended and Restated Employment Agreement between the Company and Lawrence J. Altman, dated as of February 1, 1999.
 10.4 Amended and Restated 1993 Stock Option Plan.(1)
 10.5 Restated  Contingent  Claim  Reserve  and  Administration   Escrow
      Contract, dated August 7, 1991, among Seller (as predecessor -in-interest to the Company), The Travelers Indemnity Company ("Travelers"), Brokerage Professionals, Inc. ("BPI")
       and The Massachusetts Company, Inc. (the "Escrow Agent").(1)
 10.6 Replacement Administrator Agreement,  dated October 1, 1991, among
      INDS Group Inc. (The "Seller") (as predecessor-in-interest to the Company), Travelers, BPI and Automotive Professionals, Inc. ("API").(1)
10.7 INDS/BPI-Program Agreement, dated October 1, 1991, among Seller (as predecessor-in-interest to the Company), Travelers and BPI.(1)
10.8  Escrow Account  Agreement for Automobile  Vehicle Service Contract
      Primary Loss Primary Loss Reserve Funds, dated August 22, 1991, among Seller (as predecessor-in-interest to the Company), BPI and the Escrow Agent.(1)
10.9  Assumption of  Contracts,  Rights and Actions,  dated  November 1,
      1991, among the Company, Seller and Travelers.(1)
10.10 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and BPI.(1)
10.11 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and the Escrow Agent.(1)
10.12 Assumption of Contracts,  Rights and Actions,  dated November 1, 1991,
      among the Company,   Seller  and  the  API.(1)  10.13  Form  of
      Independent  Agent Agreement.(1)
10.14 Form of Administrator  Agreement.(1)
10.15 Form of Dealer Administrator Agreement.(1)
10.16 Form  of  Service  Contract  Financing  Program   Agreement.(1)
10.17 Amendment to Amended and Restated  1993 Stock  Option  Plan.(1)
10.18 Lease, dated December 2, 1994, between The Omni Partners, a Limited Partnership, as lessor, and the Company, as lessee.(3)

Exhibit
  No.                          Description


10.19 1996 Incentive Plan. (4)
21    List of Subsidiaries.
23    Consent of Experts and Counsel.
27    Financial Data Schedule. (6)


 (1) Incorporated by reference to Registration Statement on Form SB-2, File No. 33-74222-NY.
 (2) Incorporated by reference to Registration Statement on Form 8-A dated October 26, 1995.
 (3) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.
 (4) Incorporated by reference to  Registration  Statement on Form S-8, File
     No. 333-09571.
 (5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.
 (6) This Exhibit is filed for EDGAR filing purposes only.



 (B) Reports on Form 8-K.

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

  January 19, 2000

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