Form 10-Q
period 2000-01-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2000-03-09
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

Yes      X                     No


As of March 9, 2000, Registrant had issued and outstanding 4,694,184 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                January 31, 2000 and October 31, 1999                     3

                Consolidated Statements of Operations
                for the three months ended January 31,
                2000 and 1999                                             4

                Consolidated Statement of Stockholders'
                Equity for the three months ended
                January 31, 2000                                          5

                Consolidated Statements of Cash Flows for
                the three months ended January 31, 2000
                and 1999                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                         10

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    January 31,   October 31,
                  ASSETS                               2000          1999
                  ------                            ---------      ---------
                                                    Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 23,663,359  $ 30,145,855
  United States Treasury Bills, at cost             18,351,097    15,296,768
  Accounts receivable, net                           7,583,240     6,957,454
  Prepaid expenses                                     516,592       712,651
                                                  ------------    -----------
           Total current assets                     50,114,288    53,112,728

MARKETABLE SECURITIES                                8,174,969     5,184,074

RESTRICTED CASH                                      2,767,444     2,516,188

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $1,512,152 and $1,371,083,
 respectively                                        1,735,159     1,779,234

INTANGIBLE ASSETS, less accumulated
 amortization of $164,167 and $161,667,
 respectively                                           60,833        63,333

DEFERRED INCOME TAXES                                2,971,716     2,819,297

NOTE FROM RELATED PARTY                                 45,000        70,000

OTHER ASSETS                                         4,136,549     3,116,233
                                                   -----------   -----------
                                                   $70,005,958   $68,661,087
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 5,532,753   $ 5,535,592
  Accrued expenses                                     577,780     1,001,465
  Accrued commissions                                1,120,458     1,207,740
  Reserve for claims                                 2,063,145     2,241,963
  Other liabilities                                     70,857       487,867
                                                    ----------     ---------
           Total current liabilities                 9,364,993    10,474,627

DEFERRED CONTRACT REVENUE                           36,599,589    34,745,857

CONTINGENCY PAYABLE                                  2,767,444     2,516,188
                                                   -----------    ----------

           Total liabilities                        48,732,026    47,736,672
                                                   -----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share;
   authorized 1,000,000 shares; no issued shares         -            -
  Common stock, par value $.01 per share;
   authorized  10,000,000 shares; issued
   and outstanding 4,676,184 and 4,671,284
   shares, respectively                                 46,762        46,713
  Additional paid-in capital                        11,159,890    11,156,423
  Retained earnings                                 10,195,825     9,779,162
  Accumulated other comprehensive loss                (128,545)      (57,883)
                                                    ----------    ----------

           Total stockholders' equity               21,273,932    20,924,415
                                                    ----------   ------------
                                                   $70,005,958   $68,661,087
                                                   ===========   ===========


                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                    UNAUDITED



                                                     2000           1999

REVENUES                                         $13,232,786    $11,534,491

OPERATING COSTS AND EXPENSES:
  Costs of services provided                       6,828,741      5,933,966
  Selling, general and administrative expenses     6,399,930      5,218,542
                                                   ---------      ---------

     Operating income                                  4,115        381,983

OTHER INCOME:
  Interest income                                    649,213        405,721
                                                    ----------     ----------
     Income before provision for income taxes        653,328        787,704

PROVISION FOR INCOME TAXES                           236,665        296,263
                                                  ----------      ----------

     Net income                                   $  416,663      $ 491,441
                                                  ==========      ==========

NET INCOME PER SHARE:

  Basic                                             $ .09          $ .11
                                                    ======         ======
  Weighted average shares outstanding              4,672,136      4,653,229
                                                   =========      ==========



  Diluted                                           $ .09          $ .10
                                                    ======         ======
  Weighted average shares outstanding              4,849,486      5,049,557
                                                   =========      ==========






                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2000
                                    UNAUDITED




                                                           Accum-
                                                           ulated
                                                            Other
                     Common Stock     Additional           Compre-
                    Number             Paid-in   Retained  hensive
                     of     Amount     Capital    Earnings  Loss         Total
                   Shares


BALANCE AT OCTOBER
   31,1999        4,671,284 $46,713 $11,156,423 $9,779,162 $(57,883) $20,924,415

 Shares issued
 pursuant to
 exercise of stock
 options              4,900      49       3,467       -         -          3,516

COMPREHENSIVE INCOME:
 Net income for the
 three months ended
 January 31, 2000      -        -         -        416,663      -        416,663


 Other comprehensive
 loss:
  Unrealized loss on
  available
  for sale securities   -       -         -           -     (70,662)    (70,662)
                      ----    -----     ------    ---------  -------    -------
Total comprehensive
 income for the three months
 ended January 31, 2000 -       -         -        416,663  (70,662)     346,001
                      ----    -----     ------   ---------   -------    -------
BALANCE AT JANUARY
  31, 2000        4,676,184 $46,762 $11,159,890$10,195,825$(128,545) $21,273,932
                  =========  ======  ==========  =========   =======  =========





                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                    UNAUDITED

                                                       2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 416,663    $ 491,441
  Adjustments to reconcile net income
   to net cash (used in)provided by
   operating activities:
   Depreciation and amortization                      152,570      117,657
   Deferred income taxes                             (152,419)     (85,078)
   Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
    Accounts receivable                              (625,786)      30,550
    Prepaid expenses                                  196,059       82,792
    Restricted cash                                  (251,256)    (157,859)
    Other assets                                   (1,029,317)    (193,990)
    Accounts payable                                   (2,839)     377,258
    Accrued expenses                                 (423,685)     227,664
    Accrued commissions                               (87,282)     (56,971)
    Reserve for claims                               (178,818)     (69,176)
    Other liabilities                                (417,010)      64,376
    Deferred contract revenue                       1,853,732    1,040,671
    Contingency payable                               251,256      157,859
                                                    ----------    ---------

      Net cash (used in)provided by
        operating activities                         (298,132)   2,027,194
                                                    ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases) sales of United States
   Treasury Bills                                  (3,054,329)       7,281
  Net purchases of marketable securities           (3,061,557)        -
  Purchase of furniture,fixtures and equipment        (96,994)     (47,051)
  Note from related party                              25,000       20,000
                                                    ----------   ----------

      Net cash used in investing activities        (6,187,880)     (19,770)
                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee stock options      3,516       49,100
                                                     ---------    ---------

      Net cash provided by financing activities         3,516       49,100
                                                     ---------    ---------

NET (DECREASE)INCREASE IN CASH AND CASH
 EQUIVALENTS                                       (6,482,496)   2,056,524

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     30,145,855   20,885,903
                                                   ----------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $23,663,359  $22,942,427
                                                  ===========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                    $ 110,742     $ 38,343
                                                    =========    =========





                 The accompanying notes to financial statements
             are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2000, and the consolidated results of operations and cash flows for the periods ended January 31, 2000 and 1999. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the three months ended January 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:




                                            Net Income   Shares  Per Share

For the three months ended January 31, 1999

Basic EPS
Net income attributable to common shares     $491,441  4,653,229    $.11

Effect of dilutive securities: stock options    -        396,328    (.01)
                                             --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $491,441  5,049,557    $.10
                                             ========  =========    ====


For the three months ended January 31, 2000

Basic EPS
Net income attributable to common shares     $416,663  4,672,136    $.09

Effect of dilutive securities: stock options    -        177,350    (.00)
                                             --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $416,663  4,849,486    $.09
                                             ========  =========    =====

  Management's Discussion and Analysis of Financial Condition and Results
                               of Operations


Results of Operations


      Revenues increased approximately $1,699,000, or 15%, to approximately $13,233,000 for the three months ended January 31, 2000 as compared to approximately $11,534,000 for the three months ended January 31, 1999. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the administrative fees charged per contract and an increase in the number of service contracts accepted for administration by the Company in fiscal 2000.

    Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $895,000, or 15%, to approximately $6,829,000 for the three months ended January 31, 2000, as compared to approximately $5,934,000 for the three months ended January 31, 1999. As a percentage of revenues, cost of services provided were approximately 51.5% for both the three months ended January 31, 2000 and for the same period in 1999. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $804,000, or 14%, to approximately $6,404,000 for the three months ended January 31, 2000, as compared to approximately $5,600,000 for the three months ended January 31, 1999. This increase is primarily attributable to the increase in revenues as described above. Gross margin for both the three months ended January 31, 2000 and the three months ended January 31, 1999 was approximately 48.5%.

    Selling, general and administrative expenses increased by approximately $1,181,000, or 23%, to approximately $6,400,000 for the three months ended January 31, 2000, up from approximately $5,219,000 for the three months ended January 31, 1999. This increase was in large part due to (i) Uautobid.com expenses; (ii) increases in selling expenses primarily due to increased commissions paid as a result of increased sales revenue; and (iii) increases in general and administrative expenses due to increased personnel costs resulting from increased sales volume and the development of new service contract products. Uautobid.com expenses of approximately $437,000 were incurred in the three months ended January 31, 2000 as the Company continued to develop and position its web site. Selling, general and administrative expenses were 48% of revenues for the three months ended January 31, 2000 as compared to 45% for the three months ended January 31, 1999.

    Interest income increased by approximately $243,000, or 60%, to approximately $649,000 for the three months ended January 31, 2000, as compared to approximately $406,000 for the same period in 1999. The increase is a result of an increase in investment income generated by funds provided by operating activities in the twelve months ended October 31, 1999.

    Income before provision for income taxes increased by approximately $302,000, or 38%, to approximately $1,090,000 for the three months ended January 31, 2000, as compared to approximately $788,000 for the same period in 1999, exclusive of the Uautobid.com expenses. For the three months ended January 31, 2000, the Company had income before provision for income taxes of approximately $653,000 and recorded a provision for income taxes of approximately $236,000, as compared to income before provision for income taxes of approximately $788,000 and a provision for income taxes of approximately $296,000 in the same period in 1999. Net income decreased approximately $75,000, or 15%, to approximately $417,000 for the three months ended January 31, 2000 as compared to approximately $492,000 for the three months ended January 31, 1999. The decrease in net income is the result of the Uautobid.com expenses incurred in fiscal 2000.

    Diluted net income per share for the three months ended January 31, 2000 was $.09 per share as compared to diluted net income per share of $.10 for the same period in 1999. Excluding the Uautobid.com expenses, diluted net income per share for the three months ended January 31, 2000 was $.14 per share, or $.04 per share greater than diluted net income per share for the three months ended January 31, 1999.

Liquidity and Capital Resources

    Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities were approximately $50,189,000 at January 31, 2000, as compared to approximately $50,627,000 at October 31, 1999. The decrease of approximately $438,000 was primarily the result of cash used in the Company's operating activities plus cash used for the purchase of furniture, fixtures and equipment.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at January 31, 2000, no amounts had been borrowed under the credit facility.

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

Year 2000

    The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As the century date change occurred, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company's computer systems use four-digit date fields to designate a year and, as a result, the Company believes that its systems will properly recognize the Year 2000. The Company has contacted its critical suppliers of services to determine that the services that they provide are Year 2000 compliant. The Company believes, based upon its internal reviews, the configuration of the Company's systems, inquiries made of its critical customers and suppliers, and other factors, that the future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not be material to the Company's results of operations or financial position. To date, the Company has not experienced any Year 2000 related problems.

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

      There were no reports on Form 8-K filed during the three months ended January 31, 2000.



                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.








March 9, 2000          By:           /s/ Zvi D. Sprung
   Date                                  Zvi D. Sprung
                                    Chief Financial Officer