Form 10-Q
period 2000-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2000-06-13
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

Yes      X                     No


As of June 13, 2000, Registrant had issued and outstanding 4,648,684 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                April 30, 2000 and October 31, 1999                       3

                Consolidated Statements of Operations
                for the six and three month periods ended
                April 30, 2000 and 1999                                   4

                Consolidated Statement of Stockholders'
                Equity for the six month period ended
                April 30, 2000                                            5

                Consolidated Statements of Cash Flows for
                the six month periods ended April 30,2000
                and 1999                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders      11

Item 6.        Exhibits and Reports on Form 8-K                          11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    April 30,     October 31,
                  ASSETS                               2000          1999
                  ------                            ---------      ---------
                                                    Unaudited
CURRENT ASSETS:
  Cash and cash equivalents                       $ 18,142,709  $ 30,145,855
  United States Treasury Bills, at cost             11,286,432    15,296,768
  Accounts receivable, net                           7,611,003     6,957,454
  Prepaid expenses                                   1,093,858       712,651
                                                  ------------    -----------
           Total current assets                     38,134,002    53,112,728

MARKETABLE SECURITIES                               22,535,176     5,184,074

RESTRICTED CASH                                      2,778,195     2,516,188

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $1,660,809 and $1,371,083,
 respectively                                        1,727,263     1,779,234

INTANGIBLE ASSETS, less accumulated
 amortization of $166,667 and $161,667,
 respectively                                           58,333        63,333

DEFERRED INCOME TAXES                                3,234,045     2,819,297

NOTE FROM RELATED PARTY                                 45,000        70,000

OTHER ASSETS                                         5,452,514     3,116,233
                                                   -----------   -----------
                                                   $73,964,528   $68,661,087
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 5,679,560   $ 5,535,592
  Accrued expenses                                     362,789     1,001,465
  Accrued commissions                                1,198,334     1,207,740
  Reserve for claims                                 2,019,567     2,241,963
  Other liabilities                                    545,854       487,867
                                                    ----------     ---------
           Total current liabilities                 9,806,104    10,474,627

DEFERRED CONTRACT REVENUE                           39,792,378    34,745,857

CONTINGENCY PAYABLE                                  2,778,195     2,516,188
                                                   -----------    ----------

           Total liabilities                        52,376,677    47,736,672
                                                   -----------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no issued shares                    -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,694,184 and 4,671,284
   shares issued, respectively and 4,648,684
   and 4,671,284 shares outstanding, respectively       46,942        46,713
  Additional paid-in capital                        11,224,210    11,156,423
  Retained earnings                                 10,675,448     9,779,162
  Accumulated other comprehensive loss                (130,998)      (57,883)
  Treasury stock, at cost (45,500 shares)             (227,751)         -
                                                    ----------    ----------

           Total stockholders' equity               21,587,851    20,924,415
                                                    ----------   ------------
                                                   $73,964,528   $68,661,087
                                                   ===========   ===========


                 The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                              For the Six Months       For the Three Months
                                Ended April 30,           Ended April 30,
                                 2000      1999          2000         1999

REVENUES                    $28,579,788  $25,284,013   $15,347,002  $13,749,522

OPERATING COSTS AND EXPENSES:
Costs of services provided   14,825,191   12,674,593     7,996,450    6,740,627
Selling, general and
 administrative expenses     13,684,726   11,412,974     7,284,796    6,194,432
                             -----------  -----------   ----------   ----------

  Operating income               69,871    1,196,446        65,756      814,463

OTHER INCOME:
Interest income               1,345,387      812,722       696,174      407,001
                              ----------    ----------    ---------    --------

  Income before provision for
   income taxes               1,415,258    2,009,168       761,930    1,221,464

PROVISION FOR INCOME TAXES      518,972      768,460       282,307      472,197
                              ---------    ---------     ---------     --------

  Net income                 $  896,286   $1,240,708     $ 479,623     $749,267
                             ===========   =========     =========     ========


NET INCOME PER SHARE:


Basic                          $ .19         $ .27        $ .10         $ .16
                               ======        ======       ======        ======
Weighted average shares
 outstanding                  4,677,805    4,659,051     4,683,601    4,665,070
                              =========    =========     =========    =========




Diluted                        $ .18         $ .25        $ .10         $ .15
                               ======        ======       ======        ======
Weighted average shares
 outstanding                  4,873,366    5,041,978     4,897,372    5,034,595
                              =========    =========     =========    =========











       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

 INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED APRIL 30, 2000
                                   UNAUDITED



                                                             Accum-
                                                             ulated
                                                             Other
                       Common Stock   Additional             Compre-
                     Number            Paid-in    Retained   hensive   Treasury
                    of Shares Amount   Capital    Earnings    Loss       Stock



BALANCE AT
OCTOBER 31, 1999   4,671,284 $46,713 $11,156,423 $9,779,162 $(57,883) $    -


Shares issued
 pursuant to
 exercise of
 stock options        22,900     229      67,787      -          -          -

Purchase of
 treasury stock         -         -         -         -          -     (227,751)


COMPREHENSIVE INCOME:
 Net income for
 the six months
 ended April 30, 2000   -         -         -       896,286      -         -


Other comprehensive loss:
 Unrealized loss on
 available for sale
 securities             -         -         -         -      (73,115)      -
                   --------   -----   ---------   ---------   --------  -------

 Total comprehensive income
 for the six months ended
 April 30, 2000         -         -         -       896,286   (73,115)     -
                   --------   -----   ---------   ---------   --------  -------
BALANCE AT
APRIL 30, 2000     4,694,184 $46,942 $11,224,210$10,675,448 $(130,998)$(227,751)
                   =========  ======  ==========  =========  =========  =======







          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                    UNAUDITED

                                                      2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  896,286    $1,240,708
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                     312,630       240,511
   Deferred income taxes                            (414,748)     (255,892)
   Changes in operating assets and liabilities:
    Accounts receivable                             (653,549)    1,943,727
    Prepaid expenses                                (381,207)     (342,402)
    Restricted cash                                 (262,007)     (347,430)
    Other assets                                  (2,354,185)     (498,541)
    Accounts payable                                 143,968       (82,982)
    Accrued expenses                                (638,676)     (220,236)
    Accrued commissions                               (9,406)      250,209
    Reserve for claims                              (222,396)      (24,364)
    Other liabilities                                 57,987        20,330
    Deferred contract revenue                      5,046,521     3,127,491
    Contingency payable                              262,007       347,430
                                                  ----------     ----------

      Net cash provided by operating activities    1,783,225     5,398,559
                                                  -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of United States Treasury Bills        4,010,336     3,158 993
  Net purchases of marketable securities         (17,424,217)   (4,010,600)
  Purchases of furniture, fixtures and equipment,
    net                                             (237,755)     (177,555)
  Note from related party                             25,000        20,000
                                                  -----------     ---------
      Net cash used in investing activities      (13,626,636)   (1,009,162)
                                                   ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                        (227,751)         -
  Proceeds from exercise of employee stock options    68,016        51,128
                                                    ---------    ----------

      Net cash(used in) provided by financing
       activities                                   (159,735)       51,128
                                                    ---------     ---------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                     (12,003,146)    4,440,525

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    30,145,855    20,885,903
                                                 ------------   ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $18,142,709   $25,326,428
                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $1,235,551    $1,208,522
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

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 2000, and the consolidated results of operations and cash flows for the periods ended April 30, 2000 and 1999. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the six and three month periods ended April 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:



                                             Net Income   Shares   Per Share

For the six months ended April 30, 2000

Basic EPS
Net income attributable to common shares    $  896,286   4,677,805    $.19

Effect of dilutive securities: stock options     -         195,561    (.01)
                                              --------    ---------    ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                $  896,286   4,873,366    $.18
                                             ========    =========    =====


For the six months ended April 30, 1999

Basic EPS
Net income attributable to common shares    $1,240,708   4,659,051    $.27

Effect of dilutive securities: stock
 options                                        -          382,927    (.02)
                                             --------    ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                $1,240,708   5,041,978    $.25
                                            ==========   =========    =====

                                            Net Income   Shares  Per Share

For the three months ended April 30, 2000

Basic EPS
Net income attributable to common shares      $479,623   4,683,601    $.10

Effect of dilutive securities: stock options      -        213,771    (.00)
                                              --------   ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                  $479,623   4,897,372    $.10
                                              ========   =========    ====


For the three months ended April 30, 1999

Basic EPS
Net income attributable to common shares      $749,267   4,665,070    $.16

Effect of dilutive securities: stock
 options                                          -        369,525    (.01)
                                              --------   ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $749,267   5,034,595    $.15
                                               ========   =========    =====



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    For the Six Months ended April 30, 2000 compared to the Six Months ended April 30, 1999

      Revenues increased approximately $3,296,000, or 13%, to approximately $28,580,000 for the six months ended April 30, 2000 as compared to approximately $25,284,000 for the six months ended April 30, 1999. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the fees charged per contract.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $2,151,000, or 17%, to approximately $14,825,000 for the six months ended April 30, 2000, as compared to approximately $12,674,000 for the six months ended April 30, 1999. As a percentage of revenues, cost of services provided increased to 52% for the six months ended April 30, 2000 as compared to 50% for the same period in 1999. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $1,145,000, or 9%, to approximately $13,755,000 for the six months ended April 30, 2000, as compared to approximately $12,610,000 for the six months ended April 30, 1999. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the six months ended April 30, 2000 was 48% as compared to 50% for the six months ended April 30, 1999. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $2,272,000, or 20%, to approximately $13,685,000 for the six months ended April 30, 2000, up from approximately $11,413,000 for the six months ended April 30, 1999. This increase was in large part due to (i) Uautobid.com expenses; (ii) increases in selling expenses primarily due to increased commissions paid as a result of increased sales revenue; and (iii) increases in general and administrative expenses due to increased personnel costs. Uautobid.com expenses of approximately $917,000 were incurred in the six months ended April 30, 2000 as the Company continued to develop and position its web site. Selling, general and administrative expenses were 48% of revenues for the six months ended April 30, 2000 as compared to 45% for the six months ended April 30, 1999.

    Interest income increased by approximately $532,000, or 65%, to approximately $1,345,000 for the six months ended April 30, 2000, as compared to approximately $813,000 for the same period in 1999. The increase is primarily a result of an increase in investment income generated by funds provided by operating activities in the twelve months ended April 30, 2000.

    Income before provision for income taxes increased by approximately $323,000, or 16%, to approximately $2,332,000 for the six months ended April 30, 2000, as compared to approximately $2,009,000 for the same period in 1999, exclusive of the Uautobid.com expenses. For the six months ended April 30, 2000, the Company had income before provision for income taxes of approximately $1,415,000 and recorded a provision for income taxes of approximately $519,000, as compared to income before provision for income taxes of approximately $2,009,000 and a provision for income taxes of approximately $768,000 in the same period in 1999. Net income decreased approximately $345,000, or 28%, to approximately $896,000 for the six months ended April 30, 2000 as compared to approximately $1,241,000 for the six months ended April 30, 1999. The decrease in net income is the result of the Uautobid.com expenses incurred in fiscal 2000.

    Diluted net income per share for the six months ended April 30, 2000 was $.18 per share as compared to diluted net income per share of $.25 for the same period in 1999. Excluding the Uautobid.com expenses, diluted net income per share for the six months ended April 30, 2000 was $.29 per share, or $.04 per share greater than diluted net income per share for the six months ended April 30, 1999.

    For the Three Months ended April 30, 2000 compared to the Three Months ended April 30, 1999

      Revenues increased approximately $1,597,000, or 12%, to approximately $15,347,000 for the three months ended April 30, 2000 as compared to approximately $13,750,000 for the three months ended April 30, 1999. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative and insurance fees resulting from an increase in the fees charged per contract.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $1,255,000, or 19%, to approximately $7,996,000 for the three months ended April 30, 2000, as compared to approximately $6,741,000 for the three months ended April 30, 1999. As a percentage of revenues, cost of services provided increased to 52% for the three months ended April 30, 2000 as compared to 49% for the same period in 1999. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin  increased by approximately  $342,000,  or 5%, to approximately
$7,351,000 for the three months ended April 30, 2000, as compared to approximately $7,009,000 for the three months ended April 30, 1999. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the three months ended April 30, 2000 was 48% as compared to 51% for the three months ended April 30, 1999. This decrease is primarily attributable to an increase in the relative percentage of revenue represented by deferred contract revenue, which has a low gross margin, as compared to administrative fees which have a higher gross margin.

    Selling, general and administrative expenses increased by approximately $1,091,000, or 18%, to approximately $7,285,000 for the three months ended April 30, 2000, up from approximately $6,194,000 for the three months ended April 30, 1999. This increase was in large part due to (i) Uautobid.com expenses; (ii) increases in selling expenses primarily due to increased commissions paid as a result of increased sales revenue; and (iii) increases in general and administrative expenses due to increased personnel costs and increased professional fees. Uautobid.com expenses of approximately $480,000 were incurred in the three months ended April 30, 2000 as the Company continued to develop and position its web site. Selling, general and administrative expenses were 47% of revenues for the three months ended April 30, 2000 as compared to 45% for the three months ended April 30, 1999.

    Interest income increased by approximately $289,000, or 71%, to approximately $696,000 for the three months ended April 30, 2000, as compared to approximately $407,000 for the same period in 1999. The increase is primarily a result of an increase in investment income generated by funds provided by operating activities in the twelve months ended April 30, 2000.

    Income before provision for income taxes increased by approximately $21,000, or 2%, to approximately $1,242,000 for the three months ended April 30, 2000, as compared to approximately $1,221,000 for the same period in 1999, exclusive of the Uautobid.com expenses. For the three months ended April 30, 2000, the Company had income before provision for income taxes of approximately $762,000 and recorded a provision for income taxes of approximately $282,000, as compared to income before provision for income taxes of approximately $1,221,000 and a provision for income taxes of approximately $472,000 in the same period in 1999. Net income decreased approximately $270,000, or 36%, to approximately $480,000 for the three months ended April 30, 2000 as compared to approximately $749,000 for the three months ended April 30, 1999. The decrease in net income is the result of the Uautobid.com expenses incurred in fiscal 2000.

    Diluted net income per share for the three months ended April 30, 2000 was $.10 per share as compared to diluted net income per share of $.15 for the same period in 1999. Excluding the Uautobid.com expenses, diluted net income per share for the three months ended April 30, 2000 was $.15 per share, the same as diluted net income per share for the three months ended April 30, 1999.

Liquidity and Capital Resources

    Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities were approximately $51,964,000 at April 30, 2000, as compared to approximately $50,627,000 at October 31, 1999. The increase of approximately $1,337,000 was primarily the result of cash provided by the Company's operating activities partially offset by cash used for the purchase of furniture, fixtures and equipment and cash used to purchase treasury stock.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at April 30, 2000, no amounts had been borrowed under the credit facility.

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


                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      An annual meeting of stockholders was held on April 12, 2000 to elect two directors for a term expiring at the annual meeting of stockholders to be held in 2003. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's proposals. The nominees for director were elected.

      A total of 4,471,469 shares were voted for the election of Chester J. Luby as Director; votes were withheld for 62,546 shares. A total of 4,474,330 shares were voted for the election of Donald Kirsch as Director; votes were withheld for 59,685 shares. In addition to the nominees elected as director, the other directors whose terms of office continue after the meeting are Cindy H. Luby, William H. Brown and Harvey Granat.


Item 6. Exhibits and Reports on Form 8-K

      The Company filed a Form 8-K reporting certain information under Item 5 on February 28, 2000.




                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




June 13, 2000          By:     /s/ Zvi D. Sprung
-------------                  -----------------
    Date                        Zvi D. Sprung
                              Chief Financial Officer