Form 10-Q
period 2000-07-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2000-09-13
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

Yes      X                     No


As of September 13, 2000, Registrant had issued and outstanding 4,369,184 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                July 31, 2000 and October 31, 1999                        3

                Consolidated Statements of Operations
                for the nine and three month periods ended
                July 31, 2000 and 1999                                    4

                Consolidated Statement of Stockholders'
                Equity for the nine month period ended
                July 31, 2000                                             5

                Consolidated Statements of Cash Flows for
                the nine month periods ended July 31, 2000
                and 1999                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K                         11

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     July 31,     October 31,
                  ASSETS                               2000          1999
                  ------                            ---------      ---------
                                                    Unaudited

CURRENT ASSETS:

  Cash and cash equivalents                       $ 17,364,195  $ 30,145,855
  United States Treasury Bills, at cost              1,694,873    15,296,768
  Accounts receivable, net                           7,248,341     6,957,454
  Prepaid expenses                                     906,114       712,651
                                                  ------------    -----------
           Total current assets                     27,213,523    53,112,728

MARKETABLE SECURITIES                               36,385,531     5,184,074

RESTRICTED CASH                                      7,789,815     4,428,098

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $1,765,727 and $1,371,083,
 respectively                                        1,442,680     1,779,234

INTANGIBLE ASSETS, less accumulated
 amortization of $169,167 and $161,667,
 respectively                                           55,833        63,333

DEFERRED INCOME TAXES                                3,524,228     2,819,297

NOTE FROM RELATED PARTY                                 45,000        70,000

OTHER ASSETS                                         1,601,377     1,204,323
                                                   -----------   -----------
                                                   $78,057,987   $68,661,087
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 5,509,653   $ 5,535,592
  Accrued expenses                                     563,132     1,001,465
  Accrued commissions                                1,461,628     1,207,740
  Reserve for claims                                 3,122,033     2,241,963
  Other liabilities                                    454,324       487,867
                                                    ----------     ---------
           Total current liabilities                11,110,770    10,474,627

DEFERRED CONTRACT REVENUE                           43,433,075    34,745,857

CONTINGENCY PAYABLE                                  2,602,814     2,516,188
                                                   -----------    ----------

           Total liabilities                        57,146,659    47,736,672
                                                   -----------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no issued shares                    -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,694,384 and 4,671,284
   shares issued, respectively and 4,369,184
   and 4,671,284 shares outstanding, respectively       46,944        46,713
  Additional paid-in capital                        11,224,470    11,156,423
  Retained earnings                                 11,207,934     9,779,162
  Accumulated other comprehensive income (loss)         50,684       (57,883)
  Treasury stock, at cost (325,200 shares)          (1,618,704)         -
                                                    ----------    ----------

           Total stockholders' equity               20,911,328    20,924,415
                                                    ----------   ------------
                                                   $78,057,987   $68,661,087
                                                   ===========   ===========



        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Nine Months       For the Three Months
                                Ended July 31,            Ended July 31,
                                2000        1999          2000          1999

REVENUES                    $45,405,405  $40,627,555  $16,825,617  $15,343,542

OPERATING COSTS AND EXPENSES:
Costs of services provided   24,145,683   20,240,296    9,320,492    7,565,703
Selling, general and
 administrative expenses     19,865,625   18,051,178    7,024,564    6,638,204
                             -----------  ----------    ----------  ----------

  Operating income            1,394,097    2,336,081      480,561    1,139,635

OTHER INCOME:
Interest income               2,208,576    1,299,502      863,189      486,780
                              ----------   ---------    ---------   ----------

  Income from continuing
   operations before provision
   for income taxes           3,602,673    3,635,583    1,343,750    1,626,415

PROVISION FOR INCOME TAXES    1,370,655    1,403,811      506,202      635,351
                              ---------    ---------     ---------    ---------

  Income from continuing
   operations                 2,232,018    2,231,772      837,548      991,064

DISCONTINUED OPERATIONS (Net
  of taxes):
Loss from discontinued
 operations                    (642,966)       -         (144,782)        -
Loss from abandonment          (160,280)       -         (160,280)        -
                               --------   ----------     --------      -------
  Total loss from discontinued
   operations                  (803,246)       -         (305,062)        -
                               --------   ----------     --------      -------

  Net income                 $1,428,772   $2,231,772    $ 532,486     $991,064
                              ==========  ==========    =========     ========


NET INCOME PER SHARE - BASIC:


Continuing operations          $ .48        $ .48       $ .19         $ .21
Discontinued operations        $(.17)       $  -        $(.07)        $  -
                               ------       -----       ------        -----
Total                          $ .31        $ .48       $ .12         $ .21
                               =====        =====       =====         ======


Weighted average shares
 outstanding                  4,604,280   4,662,500    4,458,829    4,669,284
                              =========   =========    =========    =========



NET INCOME PER SHARE - DILUTED:


Continuing operations          $ .47        $ .45       $ .18         $ .20
Discontinued operations        $(.17)       $  -        $(.07)        $  -
                               ------       -----       ------        -----
Total                          $ .30        $ .45       $ .11         $ .20
                               =====        =====       =====         ======


Weighted average shares
 outstanding                  4,705,301   5,010,795    4,610,770    4,948,318
                              =========   =========    =========    =========






       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JULY 31, 2000
                                    UNAUDITED


                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income     Treasury
                    of Shares Amount   Capital    Earnings    (Loss)       Stock      Total


BALANCE AT
OCTOBER 31, 1999   4,671,284 $46,713 $11,156,423  $9,779,162  $(57,883) $   -       $20,924,415


Shares issued
 pursuant to
 exercise of
 stock options        23,100     231      68,047       -          -          -           68,278

Purchase of
 treasury stock         -         -         -          -          -     (1,618,704)  (1,618,704)


COMPREHENSIVE INCOME:
 Net income for
 the nine months
 ended July  31, 2000   -         -         -      1,428,772      -         -         1,428,772


Other comprehensive income:
 Unrealized gain on
 available for sale
 securities             -         -         -          -       108,567      -           108,567
                   --------   -----   ---------    ---------   --------  -------      --------

 Total comprehensive income
 for the nine months ended
 July  31, 2000         -         -         -      1,428,772   108,567      -         1,537,339
                   --------   -----   ---------    ---------   --------  -------      --------
BALANCE AT
JULY  31, 2000     4,694,384 $46,944 $11,224,470 $11,207,934  $ 50,684 $(1,618,704) $20,911,328
                   =========  ======  ==========  =========    ========  =========  ===========



        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                    UNAUDITED



                                                      2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income from continuing operations          $ 2,232,018        $2,231,772
  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by operating activities:
   Depreciation and amortization                     428,951           370,748
   Deferred income taxes                            (704,931)         (473,503)
   Changes in operating assets
    and liabilities:
    Accounts receivable                             (290,887)        1,563,074
    Prepaid expenses                                (193,463)         (140,250)
    Restricted cash                               (3,361,717)       (1,199,934)
    Other assets                                    (423,861)         (155,717)
    Accounts payable                                 (25,939)           22,565
    Accrued expenses                                (438,333)        1,245,026
    Accrued commissions                              253,888           181,151
    Reserve for claims                               880,070           405,139
    Other liabilities                                (33,543)           65,780
    Deferred contract revenue                      8,687,218         5,803,416
    Contingency payable                               86,626           438,896
                                                  ----------         ----------

      Net cash provided by operating activities
       of continuing operations                    7,096,097        10,358,163
                                                  -----------        ---------

      Net cash used in operating activities
       of discontinued operations                   (578,821)            -
                                                   ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of United States Treasury Bills       13,601,895         2,353,197
  Purchases of marketable securities             (31,092,890)       (5,179,716)
  Purchases of furniture, fixtures and equipment,
    net                                             (282,515)         (376,851)
  Note from related party                             25,000            20,000
                                                  -----------         ---------
      Net cash used in investing activities      (17,748,510)       (3,183,370)
                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                      (1,618,704)            -
  Proceeds from exercise of employee stock options    68,278            51,128
                                                    ---------        ----------

      Net cash (used in) provided by financing
       activities                                 (1,550,426)           51,128
                                                    ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                     (12,781,660)        7,225,921

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    30,145,855        20,885,903
                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $17,364,195       $28,111,824
                                                  ==========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $1,675,618        $1,784,856
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

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2000, and the consolidated results of operations and cash flows for the periods ended July 31, 2000 and 1999. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the nine and three month periods ended July 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

4. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

5. Certain prior year balances have been reclassified to conform with the current year presentation.

6. The Company reports earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:



                                             Net Income   Shares   Per Share

For the nine months ended July 31, 2000

Basic EPS
Net income attributable to common shares    $1,428,772   4,604,280    $.31

Effect of dilutive securities: stock options     -         101,021    (.01)
                                              --------    ---------    ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                $1,428,772   4,705,301    $.30
                                             ========    =========    =====


For the nine months ended July 31, 1999

Basic EPS
Net income attributable to common shares    $2,231,772   4,662,500    $.48

Effect of dilutive securities: stock options    -          348,295    (.03)
                                             --------    ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                $2,231,772   5,010,795    $.45
                                              ========   =========    =====

                                            Net Income   Shares  Per Share

For the three months ended July  31, 2000

Basic EPS
Net income attributable to common shares      $532,486   4,458,829    $.12

Effect of dilutive securities: stock options      -        151,941    (.01)
                                              --------   ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                  $532,486   4,610,770    $.11
                                              ========   =========    ====


For the three months ended July 31, 1999

Basic EPS
Net income attributable to common shares      $991,064   4,669,284    $.21

Effect of dilutive securities: stock options      -        279,034    (.01)
                                              --------   ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                  $991,064   4,948,318    $.20
                                              ========   =========    =====


   Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Results of Operations

      For the Nine Months ended July 31, 2000 compared to the Nine Months ended July 31, 1999

      Revenues increased approximately $4,778,000, or 12%, to approximately $45,405,000 for the nine months ended July 31, 2000 as compared to approximately $40,627,000 for the nine months ended July 31, 1999. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative fees resulting from an increase in the fees charged per contract.

      Costs  of  services  provided,  which  consist  primarily  of  claims  and cancellation costs, increased by approximately $3,906,000, or 19%, to approximately $24,146,000 for the nine months ended July 31, 2000, as compared to approximately $20,240,000 for the nine months ended July 31, 1999. As a percentage of revenues, cost of services provided increased to 53% for the nine months ended July 31, 2000 as compared to 50% for the same period in 1999. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin increased by approximately $872,000, or 4%, to approximately $21,259,000 for the nine months ended July 31, 2000, as compared to approximately $20,387,000 for the nine months ended July 31, 1999. This increase is primarily attributable to the increase in revenues as described above. Gross margin for the nine months ended July 31, 2000 was 47% as compared to 50% for the nine months ended July 31, 1999. This decrease is primarily attributable to an increase in claims expense.

    Selling, general and administrative expenses increased by approximately $1,815,000, or 10%, to approximately $19,866,000 for the nine months ended July 31, 2000, up from approximately $18,051,000 for the nine months ended July 31, 1999. This increase was in large part due to: (i) increased commissions paid as a result of increased sales revenue; and (ii) increased personnel costs. Selling, general and administrative expenses were 44% of revenues for both nine month periods ended July 31, 2000 and July 31, 1999.

    Interest income increased by approximately $909,000, or 70%, to approximately $2,208,000 for the nine months ended July 31, 2000, as compared to approximately $1,299,000 for the same period in 1999. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended July 31, 2000 and a shift of investments from short term United States Treasury Bills to longer term securities which provide a greater yield.

    Income from continuing operations before provision for income taxes decreased by approximately $33,000, or 1%, to approximately $3,603,000 for the nine months ended July 31, 2000, as compared to approximately $3,636,000 for the same period in 1999. For the nine months ended July 31, 2000, the Company recorded a provision for income taxes on continuing operations of approximately $1,371,000, as compared to a provision for income taxes on continuing operations of approximately $1,404,000 in the same period in 1999. Income from continuing operations was approximately $2,232,000 for both the nine months ended July 31, 2000 and July 31, 1999.

    Loss from discontinued operations net of taxes was approximately $803,000 for the nine months ended July 31, 2000. There were no losses from discontinued operations during the same period in 1999. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

    Diluted income per share from continuing operations for the nine months ended July 31, 2000 increased by $.02 to $.47 per share, as compared to $.45 per share for the same period in 1999. Diluted net income per share for the nine months ended July 31, 2000 was $.30 as compared to diluted net income per share of $.45 for the same period in 1999.

    For the Three Months ended July 31, 2000 compared to the Three Months ended July 31, 1999

      Revenues increased approximately $1,482,000, or 10%, to approximately $16,826,000 for the three months ended July 31, 2000 as compared to approximately $15,344,000 for the three months ended July 31, 1999. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative fees resulting from an increase in the fees charged per contract.

    Costs  of  services   provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $1,754,000, or 23%, to approximately $9,320,000 for the three months ended July 31, 2000, as compared to approximately $7,566,000 for the three months ended July 31, 1999. As a percentage of revenues, cost of services provided increased to 55% for the three months ended July 31, 2000 as compared to 49% for the same period in 1999. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin decreased by approximately $272,000, or 3%, to approximately $7,506,000 for the three months ended July 31, 2000, as compared to approximately $7,778,000 for the three months ended July 31, 1999. Gross margin for the three months ended July 31, 2000 was 45% as compared to 51% for the three months ended July 31, 1999. This decrease is primarily attributable to an increase in claims expense.

    Selling, general and administrative expenses increased by approximately $386,000, or 6%, to approximately $7,024,000 for the three months ended July 31, 2000, up from approximately $6,638,000 for the three months ended July 31, 1999. This increase was in large part due to: (i) increased commissions paid as a result of increased sales revenue; (ii) increased printing costs required for new and revised programs; and (iii) increased professional fees. Selling, general and administrative expenses were 42% of revenues for the three months ended July 31, 2000 as compared to 43% for the three months ended July 31, 1999.

    Interest income increased by approximately $376,000, or 77%, to approximately $863,000 for the three months ended July 31, 2000, as compared to approximately $487,000 for the same period in 1999. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended July 31, 2000 and a shift of investments from short term United States Treasury Bills to longer term securities which provide a greater yield.

    Income from continuing operations before provision for income taxes decreased by approximately $282,000, or 17%, to approximately $1,344,000 for the three months ended July 31, 2000, as compared to approximately $1,626,000 for the same period in 1999. For the three months ended July 31, 2000, the Company recorded a provision for income taxes on continuing operations of approximately $506,000, as compared to a provision for income taxes on continuing operations of approximately $635,000 for the same period in 1999. Income from continuing operations was approximately $838,000 for the three months ended July 31, 2000 as compared to approximately $991,000 for the three months ended July 31, 1999.

    Loss from discontinued operations net of taxes was approximately $305,000 for the three months ended July 31, 2000. There were no losses from discontinued operations during the same period in 1999. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

    Diluted income per share from continuing operations for the three months ended July 31, 2000 decreased by $.02 to $.18 per share, as compared to $.20 per share for the same period in 1999. Diluted net income per share for the three months ended July 31, 2000 was $.11 as compared to diluted net income per share of $.20 for the same period in 1999.

Liquidity and Capital Resources

    Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities, which have maturities ranging between two to six years, were approximately $55,445,000 at July 31, 2000, as compared to approximately $50,627,000 at October 31, 1999. The increase of approximately $4,818,000 was primarily the result of cash provided by the Company's operating activities partially offset by cash used for the purchase of furniture, fixtures and equipment and cash used to purchase treasury stock. As of September 8, 2000 the Company had purchased 391,200 shares of treasury stock at an average price of $5.06 per share.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at July 31, 2000, no amounts had been borrowed under the credit facility.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

There were no reports on Form 8-K filed during the three months ended July 31, 2000.






    SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.







                       INTERSTATE NATIONAL DEALER SERVICES, INC.




September 13, 2000     By:         /s/ Zvi D. Sprung
------------------       -----------------------------------------
         Date                          Zvi D. Sprung
                                   Chief Financial Officer