Form 10-K
period 2000-10-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2001-01-24
CIK 918184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year October 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 19, 2001 as reported on the NASDAQ National Market ("NASDAQ"), was approximately $19,320,000.

As of January 19, 2001, Registrant had issued and outstanding 4,254,749 shares of Common Stock.

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

    In April 1995, the Company formed an affiliated insurance company, National Service Contract Insurance Company Risk Retention Group, Inc. ("NSC"), which underwrites a portion of the insurance policies arranged by the Company. Other insurance policies arranged by the Company are underwritten by member companies of the Gulf Insurance Group and Royal and SunAlliance USA.

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

    In February 1999, the Company formed a subsidiary, Uautobid.com, which had developed an internet web site where a car buyer could purchase a new or used vehicle online directly from a participating dealer. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

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

    In order to sell service contracts to vehicle owners who had not purchased a service contract at the time of their vehicle purchase, the Company also makes sales through its own and third party call center facilities and through its own and third party internet sites. To facilitate such direct sales, the Company offers a service contract financing program. Under the Company's financing program, a purchaser of a service contract is given the option to pay for such contract on a monthly basis over a period of time, without interest. As of October 31, 2000, the Company's receivables from its financing program totaled approximately $5,639,000. The Company believes its exposure from these financed contracts is limited because the service contract is terminated if the purchaser fails to make his monthly payments to the Company.

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

    The issuance of insurance policies in respect of service contracts is regulated under the insurance laws and regulations of the various states. Although the Company believes that its activities as a service contract administrator are not directly proscribed by such regulations, the Company's ability to perform its activities as a service contract administrator is affected by such regulations. The Company does not believe that as a result of performing such activities it can be characterized as an insurance company or insurance agent under any state insurance statute in the states in which it currently operates. In the event that any state insurance regulators require the Company to comply with insurance statutes or regulations or become an insurance agent, the Company will evaluate the cost of such compliance to determine whether the Company will conduct business in the state. NSC, the Company's insurance affiliate, is regulated by federal statutes and must comply with certain state registration requirements. The Company believes that NSC is in compliance in all material respects with the insurance laws and regulations in the states in which NSC does business.

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

Employees

    As of December 31, 2000, the Company had 129 full-time employees and 12 part-time employees. None of the Company employees is represented by a labor union, and the Company considers its relations with its employees to be good.

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

Item 3.  Legal Proceedings

    The Company is a party to a litigation in Arizona entitled Major Wingfield and Bonsey Wingfield v. Interstate National Dealer Services, Inc. in which the plaintiffs allege that the Company improperly denied the payment of claims for repairs under a vehicle service contract. During the fiscal year ended October 31, 2000, the Arizona Superior Court entered a judgment against the Company for approximately $106,500 in damages, including exemplary damages for "tortious breach of contract." The Company has appealed the lower court decision and the matter is currently pending before the appellate court.

    The Company is also subject to other ordinary routine litigation incidental to the ordinary course of business, none of which is material individually or in the aggregate.

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



                                    Common
                                    Stock

                                  High        Low
Fiscal 1999

First Quarter Ended 01/31/99     13.313      7.125

Second Quarter Ended 04/30/99    12.250      7.000

Third Quarter Ended 07/31/99      8.000      6.438

Fourth Quarter Ended 10/31/99     6.938      5.500

Fiscal 2000

First Quarter Ended 01/31/00      6.250      5.063

Second Quarter Ended 04/30/00     7.375      4.750

Third Quarter Ended 07/31/00      6.313      4.719

Fourth Quarter Ended 10/31/00     6.125      4.969

Fiscal 2001

First Quarter Through 01/19/01    6.250      5.625


    As of January 19, 2001, there were 66 holders of record of Common Stock.

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


Item 6.  Selected Financial Data

      The following table summarizes certain selected financial data, which should be read in conjunction with the Company's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected financial data below as of and for each of the fiscal years in the five year period ended October 31, 2000 are derived from the audited consolidated financial statements of the Company.


                           2000         1999          1998         1997         1996
                           ----         ----          ----         ----         ----

Revenues                $61,654,625  $56,151,613  $49,283,426  $37,928,719  $21,354,148
Income from continuing
operations                2,870,658    3,088,560    3,303,802    2,136,673      963,475
Loss from discontinued
operations                 (803,246)    (273,753)       -             -            -
Net income                2,067,412    2,814,807    3,303,802    2,136,673      963,475
Per Diluted Share:
 Income from
 continuing operations        .61         .62          .67          .54           .27
 Loss from
 discontinued
 operations                  (.17)       (.05)           -           -              -
 Net income                   .44         .57          .67          .54           .27
Total assets             79,784,928   68,661,087   53,406,741   41,282,561   22,159,169
Long term obligations    48,474,194   37,262,045   28,216,427   20,111,223   12,653,771
Stockholders' equity     20,800,567   20,924,415   18,115,563   14,458,838    5,905,315


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Year ended October 31, 2000 compared to the Year ended October 31, 1999

      Revenues increased approximately $5,503,000, or 10%, to approximately $61,655,000 for the year ended October 31, 2000 as compared to approximately $56,152,000 for the year ended October 31, 1999. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; and (ii) an increase in administrative fees resulting from an increase in the fees charged per contract.

      Costs  of  services  provided,  which  consist  primarily  of  claims  and cancellation costs, increased by approximately $5,558,000, or 20%, to approximately $33,687,000 for the year ended October 31, 2000, as compared to approximately $28,129,000 for the year ended October 31, 1999. As a percentage of revenues, cost of services provided increased to 55% for the year ended October 31, 2000 as compared to 50% for the same period in 1999. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin decreased by approximately $55,000, or less than 1%, to approximately $27,968,000 for the year ended October 31, 2000, as compared to approximately $28,023,000 for the year ended October 31, 1999. This decrease is primarily attributable to the increase in costs of services provided as described above. Gross margin for the year ended October 31, 2000 was 45% as compared to 50% for the year ended October 31, 1999. This decrease is primarily attributable to an increase in claims expense.

    Selling, general and administrative expenses increased by approximately $1,700,000, or 7%, to approximately $26,539,000 for the year ended October 31, 2000, up from approximately $24,839,000 for the year ended October 31, 1999. This increase was in large part due to: (i) increased commissions paid as a result of increased sales revenue; and (ii) increased personnel costs. Selling, general and administrative expenses were 43% of revenues for the year ended October 31, 2000 as compared to 44% for the year ended October 31, 1999.

    Investment income increased by approximately $1,342,000, or 72%, to approximately $3,212,000 for the year ended October 31, 2000, as compared to approximately $1,870,000 for the same period in 1999. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended October 31, 2000 and a shift of investments from short term United States Treasury Bills to longer term government securities which provide a greater yield.

    Income from continuing operations before provision for income taxes decreased by approximately $413,000, or 8%, to approximately $4,625,000 for the year ended October 31, 2000, as compared to approximately $5,038,000 for the same period in 1999. For the year ended October 31, 2000, the Company recorded a provision for income taxes on continuing operations of approximately $1,755,000, as compared to a provision for income taxes on continuing operations of approximately $1,949,000 in the same period in 1999. Income from continuing operations was approximately $2,871,000 for the year ended October 31, 2000, as compared to approximately $3,089,000 for the year ended October 31, 1999.

    Loss from discontinued  operations net of taxes was  approximately  $803,000 for the year ended October 31, 2000, as compared to approximately $274,000 during the same period in 1999. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

    Net income for the year ended October 31, 2000 was approximately $2,067,000, as compared to approximately $2,815,000 for the same period in 1999. Diluted income per share from continuing operations for the year ended October 31, 2000 decreased by $.01 to $.61 per share, as compared to $.62 per share for the same period in 1999. Diluted net income per share for the year ended October 31, 2000 was $.44 as compared to diluted net income per share of $.57 for the same period in 1999.

      For the Year ended October 31, 1999 compared to the Year ended October 31, 1998

      Revenues increased approximately $6,869,000, or 14%, to approximately $56,152,000 for the year ended October 31, 1999 as compared to approximately $49,283,000 for the year ended October 31, 1998. This increase was primarily due to: (i) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration; (ii) an increase in the administrative fees charged per contract; and (iii) an increase in the number of service contracts accepted for administration by the Company in fiscal 1999.

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

    Selling, general and administrative expenses increased by approximately $3,004,000, or 14%, to approximately $24,839,000 for the year ended October 31, 1999, up from approximately $21,835,000 for the year ended October 31, 1998.
This increase was in large part due to (i) increases in selling expenses primarily due to increased commissions paid as a result of increased sales revenue; and (ii) increases in general and administrative expenses due to increased personnel and printing costs resulting from increased sales volume and the development of new service contract products. Selling, general and administrative expenses were 44% of revenues for both years ended October 31, 1999 and October 31, 1998.

    Investment income increased by approximately $387,000, or 26%, to approximately $1,870,000 for the year ended October 31, 1999, as compared to approximately $1,483,000 for the same period in 1998. The increase is primarily the result of investment income generated by funds provided by operating activities. Other income, net decreased by approximately $113,000, or 6%, to approximately $1,855,000 for the year ended October 31, 1999, as compared to approximately $1,968,000 for the year ended October 31, 1998. This decrease is attributable to non-recurring other income of $500,000 received by the Company in settlement of a dispute with an unaffiliated party in the first quarter of 1998.

    Income from continuing operations before provision for income taxes increased by approximately $97,000, or 2%, to approximately $5,038,000 for the year ended October 31, 1999, as compared to approximately $4,941,000 for the same period in 1998, exclusive of the non recurring gain on settlement. For the year ended October 31, 1999, the Company had income from continuing operations before provision for income taxes of approximately $5,038,000 and recorded a provision for income taxes on continuing operations of approximately $1,949,000, as compared to income from continuing operations before provision for income taxes of approximately $5,442,000 and a provision for income taxes on continuing operations of approximately $2,138,000 in the same period in 1998. Income from continuing operations decreased approximately $215,000, or 7%, to approximately $3,089,000 for the year ended October 31, 1999 as compared to approximately
$3,304,000 for the year ended October 31, 1998. The decrease in income from continuing operations is the result of the $500,000 non-recurring gain on settlement received in fiscal 1998.

    Loss from discontinued operations net of taxes was approximately $274,000 for the year ended October 31, 1999. There were no losses from discontinued operations during the same period in 1998. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, which commenced operations in August 1999, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

    Net income for the year ended October 31, 1999 was approximately $2,815,000, as compared to approximately $3,304,000 for the same period in 1998. Diluted net income per share for the year ended October 31, 1999 was $.57 per share as compared to diluted net income per share of $.67 for the same period in 1998. Diluted net income per share from continuing operations for the year ended October 31, 1999 was $.62 per share, or $.01 per share greater than diluted net income per share from continuing operations for the year ended October 31, 1998, excluding the $500,000 non-recurring gain on settlement.

Liquidity and Capital Resources

    Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities, which have maturities ranging between two to six years, were approximately $56,355,000 at October 31, 2000, as compared to approximately $50,627,000 at October 31, 1999. The increase of approximately $5,728,000 was primarily the result of cash provided by the Company's operating activities partially offset by cash used for the purchase of furniture, fixtures and equipment and cash used to purchase treasury stock. As of January 19, 2001 the Company had purchased 514,700 shares of treasury stock at an average price of $5.26 per share. The Board of Directors has approved the purchase of up to 1,000,000 shares of treasury stock.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 2000, no amounts had been borrowed under the credit facility.

    The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next fiscal year at the Company's present level of revenues and business activity.

Capital Expenditures

    The Company intends to spend approximately $350,000 in fiscal 2001 for the purchase of computer hardware and software and telephone equipment to enable the Company to increase its efficiency in administering contracts and to expand its internet presence.

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

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page

Report of Independent Public Accountants                                 F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of October 31, 2000 and 1999            F-3

  Consolidated Statements of Operations for the three years ended
  October 31, 2000                                                       F-4

  Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the three years ended October 31, 2000                      F-5

  Consolidated Statements of Cash Flows for the three years ended
  October 31, 2000                                                       F-6

  Notes to Consolidated Financial Statements                             F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Interstate National Dealer Services, Inc.:


We have audited the accompanying consolidated balance sheets of Interstate National Dealer Services, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate National Dealer Services, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                          ARTHUR ANDERSEN LLP





Melville, New York
January 5, 2001

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF OCTOBER 31, 2000 AND 1999




                  ASSETS                               2000          1999
                  ------                            ---------      ---------


CURRENT ASSETS:

  Cash and cash equivalents                       $ 17,432,848  $ 30,145,855
  United States Treasury Bills, at cost              3,994,290    15,296,768
  Accounts receivable, net                           6,949,052     6,957,454
  Prepaid expenses                                     643,971       712,651
                                                  ------------    -----------
           Total current assets                     29,020,161    53,112,728

MARKETABLE SECURITIES                               34,927,698     5,184,074

RESTRICTED CASH                                      8,951,105     4,428,098

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $1,906,110 and $1,371,083,
 respectively                                        1,440,152     1,779,234

INTANGIBLE ASSETS, less accumulated
 amortization of $171,667 and $161,667,
 respectively                                           53,333        63,333

DEFERRED INCOME TAXES                                3,732,001     2,819,297

NOTE FROM RELATED PARTY                                 45,000        70,000

OTHER ASSETS                                         1,615,478     1,204,323
                                                   -----------   -----------
                                                   $79,784,928   $68,661,087
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 5,258,874   $ 5,535,592
  Accrued expenses                                     615,774     1,001,465
  Accrued commissions                                1,178,561     1,207,740
  Reserve for claims                                 3,082,260     2,241,963
  Other liabilities                                    374,698       487,867
                                                    ----------     ---------
           Total current liabilities                10,510,167    10,474,627

DEFERRED CONTRACT REVENUE                           45,993,786    34,745,857

CONTINGENCY PAYABLE                                  2,480,408     2,516,188
                                                   -----------    ----------

           Total liabilities                        58,984,361    47,736,672
                                                   -----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no issued shares                    -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,698,449 and 4,671,284
   shares issued, respectively and 4,254,749
   and 4,671,284 shares outstanding, respectively       46,985        46,713
  Additional paid-in capital                        11,226,786    11,156,423
  Retained earnings                                 11,846,574     9,779,162
  Accumulated other comprehensive loss                 (34,393)      (57,883)
  Less: Treasury stock, at cost (443,700 shares)    (2,285,385)         -
                                                    ----------    ----------

           Total stockholders' equity               20,800,567    20,924,415
                                                    ----------   ------------
                                                   $79,784,928   $68,661,087
                                                   ===========   ===========



              The accompanying notes to financial statements are an
               integral part of these consolidated balance sheets.
                                       F-3

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 2000



                                        2000         1999        1998
                                        ----         ----        ----

REVENUES                             $61,654,625 $56,151,613 $49,283,426

OPERATING COSTS AND EXPENSES:
  Costs of services provided          33,687,171  28,129,523  23,974,988
  Selling, general and administrative
  expenses                            26,539,545  24,838,899  21,835,259
                                      ----------  ----------  ----------

    Operating income                   1,427,909   3,183,191   3,473,179

OTHER INCOME (EXPENSE):
  Interest income                      3,212,400   1,869,802   1,483,296
  Interest expense                       (15,000)    (15,000)    (15,000)
  Other income                              -           -        500,000
                                        --------     -------    -------
  Income from continuing operations
   before provision for income taxes   4,625,309   5,037,993   5,441,475

PROVISION FOR INCOME TAXES             1,754,651   1,949,433   2,137,673
                                       ---------   ---------   ---------
  Income from continuing operations    2,870,658   3,088,560   3,303,802


DISCONTINUED OPERATIONS:
  Loss from discontinued operations,
   net of income taxes of $445,884
   and $189,842, respectively           (642,966)   (273,753)      -
  Loss from abandonment, net of
   income taxes of $111,151             (160,280)       -          -
                                        ---------  ---------   ---------
  Total loss from discontinued
   operations                           (803,246)   (273,753)      -
                                        ---------  ---------   ---------
  Net income                          $2,067,412  $2,814,807  $3,303,802
                                       =========   =========   =========

NET INCOME PER SHARE - BASIC:


Continuing operations                   $ .63        $ .66      $ .71
Discontinued operations                 $(.17)       $(.06)     $  -
                                        -----        ------      -----
Total                                   $ .46        $ .60      $ .71
                                        =====         =====      ======


Weighted average shares
 outstanding                           4,528,001   4,664,632   4,635,301
                                       =========   =========   =========



NET INCOME PER SHARE - DILUTED:


Continuing operations                   $ .61        $ .62      $ .67
Discontinued operations                 $(.17)       $(.05)     $  -
                                        -----        ------      -----
Total                                   $ .44        $ .57      $ .67
                                        =====         =====      ======


Weighted average shares
 outstanding                           4,709,794   4,980,000   4,960,939
                                       =========   =========   =========






        The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income     Treasury
                    of Shares Amount   Capital    Earnings    (Loss)       Stock      Total


BALANCE AT
OCTOBER 31, 1997   4,623,016 $46,231 $11,052,054  $3,660,553  $   -     $   -       $14,758,838


Shares issued
 pursuant to
 exercise of
 stock options        27,900     278      52,645       -          -          -           52,923


Net income for the
 year ended October
 31, 1998                -         -        -      3,303,802      -          -        3,303,802

                    --------   -----   ---------    ---------   --------  -------      --------

BALANCE AT
OCTOBER 31, 1998   4,650,916  46,509  11,104,699   6,964,355      -         -        18,115,563


Shares issued
 pursuant to
 exercise of
 stock options        20,368     204      51,724       -          -          -           51,928

COMPREHENSIVE INCOME:
 Net income for
 the year ended
 October 31, 1999       -         -         -      2,814,807      -         -         2,814,807


Other comprehensive loss:
 Unrealized loss on
 available for sale
 securities             -         -         -          -       (57,883)     -           (57,883)
                   --------   -----   ---------    ---------   --------  -------      ---------

 Total comprehensive income
 for the year ended
 October 31, 1999       -         -         -      2,814,807   (57,883)     -         2,756,924
                   --------   -----   ---------    ---------   --------  -------      ---------
BALANCE AT
OCTOBER 31, 1999   4,671,284  46,713  11,156,423   9,779,162   (57,883)     -        20,924,415

Shares issued
 pursuant to
 exercise of
 stock options        27,165     272      70,363       -          -          -           70,635

Purchase of
 treasury stock         -         -         -          -          -     (2,285,385)  (2,285,385)


COMPREHENSIVE INCOME:
 Net income for
 the year ended
 October 31, 2000       -         -         -      2,067,412      -         -         2,067,412


Other comprehensive income:
 Unrealized gain on
 available for sale
 securities             -         -         -          -        23,490      -            23,490
                   --------   -----   ---------    ---------   --------  -------      ---------

 Total comprehensive income
 for the year ended
 October 31, 2000       -         -         -      2,067,412    23,490      -         2,090,902
                   --------   -----   ---------    ---------   --------  -------      ---------
BALANCE AT
OCTOBER 31, 2000   4,698,449 $46,985 $11,226,786 $11,846,574  $(34,393)$(2,285,385) $20,800,567
                   ========   ======  =========   ==========    ======   =========   ==========



           The accompanying notes to financial statements are an integral part of these consolidated statements.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 2000

                                               2000        1999        1998
                                               ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations      $ 2,870,658   $3,088,560 $3,303,802
  Adjustments to reconcile net income
  from contuiuing operations to net cash
  provided by operating activities:
   Depreciation and amortization              580,737     519,315     427,173
   Deferred income taxes                     (912,704)   (691,454)   (636,072)
   Increase in cash resulting from
   changes in operating assets and
   liabilities:
    Accounts receivable                         8,402   1,206,428     728,081
    Prepaid expenses                           68,680     (59,370)   (285,349)
    Restricted cash                        (4,523,007)   (564,332)   (318,788)
    Other assets                             (446,865) (1,688,211)   (845,368)
    Accounts payable                         (276,718)  2,032,720     573,396
    Accrued expenses                         (385,691)    364,260    (403,516)
    Accrued commissions                       (29,179)    206,562     (79,000)
    Reserve for claims                        840,297     619,602     501,834
    Other liabilities                        (113,169)    176,732      69,537
    Deferred contract revenue              11,247,929   8,481,286   7,786,416
    Contingency payable                       (35,780)    564,332     318,788
                                           ----------  ----------  -----------

    Net cash provided by operating
    activities of continuing operations     8,893,590  14,256,430  11,140,934
                                           ----------  ----------   ---------

    Net cash used in operating activities
    of discontinued operations               (578,821)   (273,753)       -
                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of United States
  Treasury Bills                           11,302,478   1,148,571 (10,435,002)
  Net purchases of marketable securities  (29,720,134) (5,241,957)      -
  Purchase of furniture, fixtures, and
  equipment                                  (420,370)   (701,267)   (739,476)
  Note from related party                      25,000      20,000      20,000
                                               ------      ------   ---------
    Net cash used in investing
    activities                            (18,813,026) (4,774,653)(11,154,478)
                                           ----------  -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options     70,635      51,928      52,923
   Purchase of treasury stock              (2,285,385)       -           -
                                           ----------       ------   ---------
    Net cash (used in) provided by
    financing activities                   (2,214,750)     51,928      52,923
                                           ----------      ------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                               (12,713,007)  9,259,952      39,379

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                      30,145,855  20,885,903  20,846,524
                                           ----------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF
 YEAR                                     $17,432,848 $30,145,855 $20,885,903
                                          ===========  ==========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                          $ 2,059,618 $ 2,384,824  $2,915,254
                                          ===========  =========== ==========
    Interest                              $    15,000   $  15,000  $   15,000
                                          ===========  ========== ===========


        The accompanying notes to financial statements are an integral part of these consolidated statements.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 2000

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------------------

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

Investments

The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's short-term investments consist of Treasury Bills which are stated at cost, and which approximate fair market value at October 31, 2000 and 1999. The Company's Marketable Securities consist of securities held to maturity and securities available for sale. Securities held to maturity include long term Treasury Bills, maturing between one and two years. Long term Treasury Bills at October 31, 2000 and 1999 consist of $ 14,444,690 and -0- respectively, and are stated at cost, which approximates fair market value. Securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders' equity on an after tax basis as part of comprehensive income. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

Securities available for sale at October 31, 2000 consist of:

                                          Unrealized  Unrealized
                                           Holding     Holding       Market
                                Cost       Gains       Losses        Value

    Government Securities     19,568,665    13,436     (45,122)   19,536,979
    Corporate Bonds              948,736      -         (2,707)      946,029
                              ----------  -------- -----------    ----------
                              $20,517,401 $ 13,436   $(47,829)   $20,483,008
                              =========== ========   =========    ==========

Securities available for sale at October 31, 1999 consist of:

                                          Unrealized   Unrealized
                                           Holding      Holding       Market
                                 Cost      Gains         Losses       Value

    Government Securities     $4,293,220  $  -       $(49,958)     $4,243,262
    Corporate Bonds              948,737     -         (7,925)        940,812
                              ---------  -------     ----------     ---------
                              $5,241,957  $  -       $(57,883)     $5,184,074
                              ==========  =======     ========     ==========

Investment income for the years ending October 31, 2000, 1999, and 1998 was $3,212,400, $1,869,802 and $1,483,296, respectively.

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


      Furniture and fixtures          7 years
      Office equipment                5 to 10 years
      Leasehold improvements          the lesser of the lease term or useful
                                      life

Restricted Cash

In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital, a member company of Royal and SunAlliance USA ("Orion"), to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Pursuant to the terms of the agreement, the Company deposits certain funds collected on the sale of contracts insured by Orion into an escrow account. The balance of this escrow account, which totaled approximately $6,471,000 and $1,912,000 at October 31, 2000 and 1999,
respectively, is included in restricted cash.

Pursuant  to  an  agreement  among  the  Company,   one  of  the  non-affiliated
underwriters of the insurance policies administered by the Company and its managing agent, a specified amount is required to be deposited into an escrow account for each contract sold by the Company and underwritten by such insurer. These funds held in escrow by an independent third party are to be used for paying the costs of administering service contracts should the Company be unable to do so for any reason. Under the agreement, the Company is entitled to receive on a quarterly basis, any funds in excess of a specified amount for each active service contract. For the years ended October 31, 2000, 1999 and 1998, the Company received approximately $219,000, $227,000 and $195,000, respectively, of such funds, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in this escrow account totaled approximately $785,000 and $768,000 at October 31, 2000 and 1999, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Certain of the service contract programs offered by the Company provide that the claim reserves generated by each dealer be placed in interest-bearing accounts maintained by The Chase Manhattan Bank. To the extent such reserves are unconsumed on expired contracts, then (a) with respect to dealers who reach specified sales volumes of service contracts, such unconsumed reserves and any interest earned thereon are distributed (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level) to the dealer and (b) with respect to each other dealer, such unconsumed reserves and any interest earned thereon are distributed to the Company (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level). The Company did not receive a distribution of such unconsumed reserves in the years ended October 31, 2000 and October 31, 1999. The Company received approximately $122,000 of such unconsumed reserves for the year ended October 31, 1998, which is reflected in revenues in the accompanying consolidated statements of operations. The balance in these interest-bearing accounts totaled approximately $1,695,000 and$1,748,000 at October 31, 2000 and 1999, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Reserve for Claims

Reserve for claims represents claims that were approved for payment as of October 31, 2000 and 1999, but not paid as of those respective dates.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period. Comprehensive income is the total of net income and other comprehensive income/loss which includes unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Included in other comprehensive income for the periods ending October 31, 2000 and October 31, 1999 are an unrealized gain of $23,490 and an unrealized loss of $57,883, respectively, on available for sale securities.

Segment reporting

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires companies to report certain information by operating segment. The Company currently believes it operates in one segment.

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

Recently Issued Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board Issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS No. 137) and will not require retroactive restatement of prior period financial statements. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments will be recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item may also be marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument may be recorded in comprehensive income. The Company presently does not make use of derivative instruments.

2.  FURNITURE, FIXTURES AND EQUIPMENT:
    ----------------------------------

Furniture, fixtures and equipment consists of the following:

                                           October 31,
                                            2000        1999
       Furniture and fixtures            $803,104    $ 771,126
       Office equipment                 2,243,833    2,113,458
       Leasehold improvements             299,325      265,733
                                          -------      -------
                                        3,346,262    3,150,317

       Less: Accumulated depreciation
             and  Amortization          1,906,110    1,371,083
                                        ---------    ---------
                                       $1,440,152   $1,779,234
                                        =========   ==========

3.  INCOME TAXES:
    -------------

The provision for income taxes consists of the following:

                                           October 31,
                                2000         1999          1998
                                ----         ----          ----
     Federal:
        Current             $1,745,704    $1,967,697   $2,182,830
        Deferred              (689,251)     (517,656)    (480,872)

     State:
        Current                364,616       483,348      590,915
        Deferred              (223,453)     (173,798)    (155,200)
                           -----------     ---------    ---------
                             1,197,616     1,759,591    2,137,673
     Plus: tax benefits
     from discontinued
     operations                557,035       189,842        -
                               -------     ---------    ----------

     Provision for income
     taxes from continuing
     operations             $1,754,651    $1,949,433   $2,137,673
                            ==========    ==========   ==========

The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate were as follows:




                                  October 31,
                          2000        1999          1998
                          ----       -----         -----
U.S. Federal
statutory rate             34%          34%          34%
State income taxes,
net of Federal benefit      4            5            5
                           ---          ---         ---
Effective tax rate         38%          39%          39%
                           ===          ===          ===


The deferred income taxes of approximately $3,732,000 which have been paid as of October 31, 2000, result from temporary differences between the financial accounting and income tax treatment of deferred contract revenue.

4.  LINE OF CREDIT:
    ---------------

During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with The Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at October 31, 2000 and 1999, no amounts had been borrowed under the credit facility.

5.  STOCKHOLDERS' EQUITY:
    --------------------

a)  1993 Stock Option Plan

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

The following options to purchase the Company's common shares were outstanding under the Plan at October 31, 2000:

                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

    October 31, 1997                253,634        $2.23
      Exercised                     (16,300)         .53
                                   ---------
    October 31, 1998                237,334        $2.35
      Exercised                     (10,868)         .74
      Expired                          (900)        1.31
                                   ----------
    October 31, 1999                225,566        $2.43

      Exercised                      (9,165)         .67
                                   ---------
    October 31, 2000                216,401        $2.50
                                    =======

As of October 31, 2000, options to purchase 205,901 shares were exercisable and 12,400 shares were available for future grant.

b)  1996 Incentive Plan

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

The following options to purchase the Company's common shares were outstanding under the Incentive Plan at October 31, 2000:
                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

    October 31, 1997                142,500        $4.98
      Granted                        93,000         5.38
      Exercised                      (9,800)        4.24
                                  ----------
    October 31, 1998                225,700        $5.18
      Granted                        15,000         7.13
      Exercised                      (9,500)        4.62
      Expired                       (30,400)        4.63
                                  ----------
    October 31, 1999                200,800        $5.43

      Granted                        43,000         5.22
      Exercised                     (15,000)        4.00
      Expired                        (2,000)        5.38
                                    ---------
    October 31, 2000                226,800        $5.38
                                    =======

As of October 31, 2000, options to purchase 145,800 shares were exercisable and 38,900 shares were available for future grant.

c)  Other Options
From time to time, the Company will grant certain officers non-qualified stock options to purchase shares of common stock. The following options to purchase the Company's common shares were outstanding at October 31, 2000:

                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

    October 31, 1997                180,000        $4.63
      Granted                         6,000         9.31
                                   ----------
    October 31, 1998                186,000        $4.78
      Granted                             0           -
                                  ------------
    October 31, 1999                186,000        $4.78
      Granted                       100,000         5.01
                                   ----------
    October 31, 2000                286,000        $4.86
                                    =======

The exercise prices were equal to, or exceeded, the market value per share on the dates of grant. The options were immediately exercisable and expire ten years from the dates of grant.

d)  SFAS No. 123

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company has chosen to continue to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants have been made at the fair market value of the Company's stock on the date of grant. . Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in fiscal 2000, 1999 and 1998 as described by the provisions of SFAS No. 123, the Company's net income and diluted net income per share would have been decreased as indicated below:
                                      F-12

                                            2000       1999       1998
                                            ----       ----       ----

Income from continuing operations
  As reported                            $2,870,658 $3,088,560 $3,303,802
  Pro forma                               2,609,350  2,992,378  3,230,760
Net income
  As reported                            2,067,412  2,814,807   3,303,802
  Pro forma                              1,806,104  2,718,625   3,230,760
Diluted income per share from
continuing operations
  As reported                               .61        .62        .67
  Pro forma                                 .55        .60        .65
Diluted net income per share
  As reported                               .44        .57        .67
  Pro forma                                 .38        .55        .65



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 2000: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 6.65%; expected life of 5 years and a fair value of $2.47. The following weighted-average assumptions were used for grants in 1999: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 5.13%; expected life of 5 years and a fair value of $5.34. The following weighted-average assumptions were used for grants in 1998: dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 4.6%; expected life of 5 years and a fair value of $2.74.

The summary of options outstanding at October 31, 2000 is as follows:

  Exercise   Total        Weighted     Weighted   Total        Weighted
   Price      Options     Average      Average     Options     Average
   Range     Outstanding Contractual   Exercise   Exercisable  Exercise
                            Life        Price                   Price

    $.40       47,967       2.51        $0.40       47,967      $0.40
   1.3125-
     1.9688    72,000       4.80         1.58       61,500       1.58
 4.00-6.00    568,434       6.84         4.77      507,434       4.74
 6.75-9.313    40,800       7.28         7.52       20,800       7.85

e)  Treasury Stock

The Board of Directors of the Company has approved the purchase of up to 1,000,000 shares of treasury stock. As of October 31, 2000, the Company has purchased 443,700 shares of treasury stock at an average price of $5.15 per share.

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

6.  RELATED PARTY TRANSACTIONS:
    ---------------------------

In April 1997, the Company made a loan to one of its officers in the amount of $110,000. The loan bears interest at 7 percent per annum, payable quarterly, and is due in full in April 2002. Interest income of $3,514, $5,203 and $6,595 was recognized for the years ended October 31, 2000, 1999 and 1998, respectively. The balance outstanding at October 31, 2000 was $45,000.

In January 1998, the Company entered into an agreement with a subsidiary of Orion to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target Insurance Ltd. ("Target"), which is owned by certain shareholders of the Company, which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 2000, 1999 and 1998, Target received approximately $52,600, $15,000 and $2,100, respectively, in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 2000, 1999 or 1998.

7.  EMPLOYEE BENEFIT PLAN:
    ----------------------

The Company maintains a 401(k) Profit Sharing Plan covering substantially all full-time employees, and provides for employee contributions of up to 15% of their salary. The Company did not match employee contributions in fiscal 1999 and 1998. In fiscal 2000, the Company amended the plan and matched employee contributions up to 50% of the first 3% of each employee's contribution, not to exceed 1 1/2% of the employee's gross salary. The Company's matching contribution for fiscal 2000 was approximately $28,000. The Company makes contributions to the profit sharing portion of the plan which is discretionary and non-contributory. The Company did not make a contribution for the year ended October 31, 2000. Approximately $101,000 and $82,000 was contributed by the Company for the years ended October 31, 1999 and 1998, respectively.

8.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Letters of Credit

Concurrent with the Orion agreements explained in Note 6, the Company issued two letters of credit through its principal lending institution in the amount of $1,750,000 and $250,0000. These letters of credit are irrevocable and have one-year renewable terms. Under the terms of the Orion agreements, the Company has committed to pay Orion a minimum of $928,800 in premiums for the period July 1999 through March 2001.

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

           Fiscal year                       Amount
           -----------                       ------
              2001                         $666,000
              2002                          465,000
              2003                          462,000
              2004                          479,000
              2005                          137,000
                                       ------------
                                         $2,209,000

Rent expense totaled approximately $650,000, $636,000 and $578,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

Employment Agreements

On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. The agreement terminates on December 31, 2010, but is automatically extended for additional one-year periods unless either party provides written notice that no further extensions shall be granted. The employment agreement provides for total compensation as the sum of his annual salary, annual bonus and annual performance bonus (if any) for that fiscal year. The annual salary of $250,000 may be increased annually at the discretion of the Board of Directors. The annual bonus is calculated based on the earnings of the Company and is equal to the greater of $150,000 or 4 1/2% of the Company's earnings before interest and taxes for the fiscal year. The annual performance bonus may be granted each year at the discretion of the Board of Directors. In the event of Mr. Luby's death or the termination of his employment agreement the amount the Company paid for his split-dollar life insurance policies which are recorded as non-interest bearing loans and totaled approximately $374,000 and $312,000 as of October 31, 2000 and 1999, respectively, will be reimbursed to the Company.

On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Cindy H. Luby providing for her employment as President and Chief Operating Officer of the Company. The agreement terminates on December 31, 2010, but is automatically extended for additional one-year periods unless either party provides written notice that no further extensions shall be granted. The employment agreement provides for total compensation as the sum of her annual salary, annual bonus and annual performance bonus (if any) for that fiscal year. The annual salary of $175,000 may be increased annually at the discretion of the Board of Directors. The annual bonus is calculated based on the earnings of the Company and is equal to the greater of $100,000 or 3 1/2% of the Company's earnings before interest and taxes for the fiscal year. The annual performance bonus may be granted each year at the discretion of the Board of Directors.

On February 1, 1999, the Company entered into an Amended and Restated Employment Agreement with Lawrence J. Altman providing for his employment as Senior Vice President, Marketing, of the Company. This agreement terminates on January 31, 2004. Mr. Altman is to be paid an annual salary of $70,710, which may be increased annually at the discretion of the Company. Mr. Altman is also entitled to receive monthly commissions equal to 2% of (i) all administrative fees for vehicle service contracts and vehicle warranties paid to the Company during each calendar month minus (ii) the aggregate selling expenses incurred by the Company for such month minus (iii ) $150,000. In addition to his annual salary and monthly commissions, Mr. Altman may also be paid an annual performance bonus in an amount, if any, determined at the discretion of the Board of Directors.

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

9.  DISPUTE SETTLEMENT:
    ------------------

Included in Other Income is a $500,000 payment received in December 1997, in connection with the settlement of a dispute with an unaffiliated party.

10. EARNINGS PER SHARE:
    ------------------

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:


                                            Net Income   Shares     Per
                                                                   Share

For the year ended October 31, 2000

Basic EPS
Net income attributable to common shares    $2,067,412  4,528,001    $.46

Effect of dilutive securities: stock
options and warrants                             -        181,793    (.02)
                                            ----------  ---------    -----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $2,067,412  4,709,794    $.44
                                            ==========  =========    ====

For the year ended October 31, 1999

Basic EPS
Net income attributable to common shares    $2,814,807  4,664,632    $.60

Effect of dilutive securities: stock
options and warrants                             -        315,368    (.03)
                                            ----------  ---------    ----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $2,814,807  4,980,000    $.57
                                            ==========  =========    ====

For the year ended October 31, 1998

Basic EPS
Net income attributable to common shares    $3,303,802  4,635,301    $.71

Effect of dilutive securities: stock
options and warrants                             -        325,638    (.04)
                                            ----------   --------     ----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $3,303,802  4,960,939    $.67
                                            ==========  =========    ====



11. DISCONTINUED OPERATIONS:
    -----------------------

In February 1999, the Company formed a subsidiary, Uautobid.com, which developed an internet web site where a car buyer could purchase a new or used vehicle online directly from a participating dealer. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.


12. QUARTERLY CONSOLIDATED INFORMATION (unaudited):
    -----------------------------------------------

The following is a summary of unaudited quarterly financial information for the years ended October 31, 2000 and 1999:


                                   Year Ended October 31, 2000


                                First        Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter

Revenues                    $13,232,786  $15,347,002 $16,825,617 $16,249,220
Operating income                405,745      507,791     480,561      33,812
Income from continuing
operations                      653,826      740,644     837,548     638,640
Loss from discontinued
operations                     (237,163)    (261,021)   (305,062)       -
Net income                      416,663      479,623     532,486     638,640
Basic earnings per share
  Continuing operations             .14          .16         .19         .15
  Discontinued operations          (.05)        (.06)       (.07)         -
  Net income                        .09          .10         .12         .15
Diluted earnings per share
  Continuing operations             .13          .15         .18         .14
  Discontinued operations          (.04)        (.05)       (.07)         -
  Net income                        .09          .10         .11         .14

                                   Year Ended October 31, 1999


                                First        Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter

Revenues                    $11,534,491 $13,749,522 $15,343,542 $15,524,058
Operating income                381,983     814,463   1,139,635     847,111
Income from continuing
operations                      491,441     749,267     991,064     856,788
Loss from discontinued
operations                         -           -           -       (273,753)
Net income                      491,441     749,267     991,064     583,035
Basic earnings per share
  Continuing operations             .11         .16         .21         .18
  Discontinued operations           -           -           -          (.06)
  Net income                        .11         .16         .21         .12
Diluted earnings per share
  Continuing operations             .10         .15         .20         .18
  Discontinued operations            -           -           -         (.06)
  Net income                        .10         .15         .20         .12

Item 9. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure

    None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

    The table below sets forth certain information as of January 19, 2001 with respect to the executive officers and directors of the Company. Other than Chester J. Luby and Cindy H. Luby, who are father and daughter, none of the executive officers or directors of the Company is related.



    Name                            Age              Position

Chester J. Luby. . . . . . . .       69   Chairman, Chief Executive Officer and
                                           Director*

Cindy H. Luby. . . . . . . . .       46   President, Chief Operating Officer
                                           and Director**

Lawrence J. Altman . . . . . .       53   Senior Vice President, Marketing

Zvi D. Sprung . . . . . . . ..       51   Chief Financial Officer, Treasurer
                                           and Secretary

William H. Brown . . . . . . .       70   Director**

Donald Kirsch. . . . . . . . . .     69   Director*

Harvey Granat . . . . . . . . .      63   Director***


    * Term expires 2003

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

    Based solely on its review of copies received by the Company of reports of ownership of and changes in ownership of securities filed with the Securities and Exchange Commission by the Company's officers, directors and greater than 10% shareholders, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended October 31, 2000, all filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with as required by Section 16 (a) of the Securities and Exchange Act of 1934, as amended, except that Lawrence Altman did not timely file a Form 4 with respect to a single transaction involving an exercise of stock options, which was reported on a Form 5.

Item 11.  Executive Compensation


    The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer and to its executive officers whose salaries and bonuses exceeded $100,000 during the fiscal year ended October 31, 2000 (the "Named Executives"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the years indicated.



                           Summary Compensation Table


                                                 Long-Term
                                                 Compensation
                Fiscal Year  Annual Compensation Securities
   Name and        Ended                        Underlying   All Other
   Principal      October     Salary    Bonus     Options   Compensation
    Position         31,                                         (4)

Chester J. Luby (1) 2000    $250,000  $165,367        -       $62,865
Chairman and Chief  1999     250,000   208,313        -        62,865
Executive Officer   1998     200,000   181,500     25,000      62,865


Cindy H. Luby (2)   2000     175,000   128,620    100,000         -
President and Chief 1999     175,000   162,125       -            -
Operating Officer   1998     125,000   141,100     31,000         -


Lawrence J.Altman(3)2000     247,949      -          -            -
Senior Vice         1999     244,134      -          -            -
 President,         1998     217,464      -         6,000         -
  Marketing

Zvi D. Sprung       2000     109,835      -         3,000         -
Chief Financial     1999      99,923      -          -            -
Officer, Treasurer  1998      91,846      -         5,000         -
and Secretary

(1) Annual  compensation  paid to Mr.  Luby was  pursuant  to an Amended  and
    Restated  Employment   Agreement  dated  November  1,  1998  between  the
    Company and Mr. Luby.

(2) Annual compensation paid to Ms. Luby was pursuant to an Amended and Restated Employment Agreement dated November 1, 1998 between the Company and Ms. Luby. The Company has a loan outstanding to Ms. Luby in the amount of $20,000. In April 1997, the Company provided a loan to Ms. Luby in the amount of $110,000 to assist her in the purchase of a new residence in close proximity to the Company's offices. The loan bears interest, payable quarterly in arrears, at 7% per annum, is unsecured, and is due and payable in full April 2002. The loan may be prepaid by Ms. Luby in whole or in part at any time. To date, Ms. Luby has prepaid $90,000 of the loan.

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

    In fiscal 2000 the Directors of the Company who were not otherwise affiliated with the Company, received a fee of $1,000 for attendance at each Board or Committee meeting, while Directors that were employees of the Company did not receive any compensation for their attendance at Board or Committee meetings.

    The following table sets forth certain information concerning options granted during the fiscal year ended October 31, 2000 to the Named Executives. The Company did not grant any stock appreciation rights during the fiscal year ended October 31, 2000.




                        Option Grants in Last Fiscal Year


                      Number of  Percentage of
                     Securities  Total Option
                     Underlying  Shares Granted   Exercise
                      Options    Employees In       Price     Experiation
  Name                Granted    Fiscal 2000      Per Share      Date


  Chester J. Luby         -            -             -           -
  Cindy H.Luby  (1)    100,000       78.13%        $5.01       5/4/10
  Lawrence J. Altman      -            -             -           -
  Zvi D. Sprung (2)     3,000         2.34%        $5.01       5/4/10

(1)  Grant became exercisable in May 2000.
(2) Grant becomes exercisable in May 2001, at an annual rate of 20% of the underlying shares of Common Stock.

    The following table sets forth information concerning the exercise of stock options by the Named Executives during the fiscal year ended October 31, 2000 and the value of unexercised options as of October 31, 2000 held by the Named Executives.


               Aggregated Option Exercises in Last Fiscal Year
                                       and
                          Fiscal Year End Option Values



              Shares              Number of Securities    Value of Unexercised
             Acquired     Value   Underlying Unexercised  In-the-Money Options
            on Exercise Realized   Options at October    at October 31, 2000(1)
                                       31,2000
                                  Exercis-  Unexercis-   Exercis-    Unexercis-
Name                                able        able       able          able

Chester J. Luby  -          -      221,000      4,000    $440,066     $ 16,803
Cindy H. Luby    -          -      291,834      4,000     446,322       17,065
Lawrence J.
 Altman        3,400     $15,854    32,000      8,900      78,207       10,957
Zvi D. Sprung    -          -       13,500     10,900      14,207        9,952

(1) Based on the closing price of the Common Stock on NASDAQ on October 31, 2000.

Stock Option Plan

    The Company's Amended and Restated 1993 Stock Option Plan, as amended (the "Option Plan"), is designed to attract, retain and motivate key employees by granting them options to purchase Common Stock. The Option Plan provides for the grant of a maximum of 344,000 shares of Common Stock and permits the granting of stock options to employees which are either "incentive stock options" ("ISOs") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "nonqualified stock options" ("NSOs"). The Option Plan is administered by a Stock Option and Compensation Committee of the Board of Directors established for such purpose and consisting of Donald Kirsch and William Brown, independent directors of the Company. Subject to the terms of the Option Plan, such Committee determines the recipients of options and the number of options to be granted under the Option Plan. The Option Plan also provides for the Stock Option and Compensation Committee to establish an exercise price for ISOs and NSOs that is not less than the fair market value per share at the date of grant. As of October 31, 2000, options to purchase 216,401 shares of Common Stock were outstanding under the Option Plan, all of which are exercisable at January 19, 2001. Under the Option Plan, a total of 12,400 additional options may be granted.

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

    In addition to grants of discretionary awards by the Stock Option and Compensation Committee, the Incentive Plan provides for automatic grants of options to purchase 15,000 shares to all independent directors (as defined in the Incentive Plan) at an exercise price equal to the fair market value of the Common Stock, upon the appointment of an independent director to the Board of Directors. As of October 31, 2000, options to purchase 226,800 shares of Common Stock were outstanding under the Incentive Plan, 145,800 of which are exercisable at January 19, 2001. Under the Incentive Plan, a total of 38,900 additional options may be granted.

Employment Agreements

    On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. This employment agreement terminates on December 31, 2010. However, it is automatically extended for additional one-year periods unless either the Company or Mr. Luby provides written notice that no further extensions shall be granted.

    Mr. Luby is to be paid an annual salary of $250,000, which may be increased annually in the discretion of the Board of Directors. Mr. Luby is also entitled to an annual bonus on account of each fiscal year equal to the greater of $150,000 or 4 1/2% of the Company's earnings before interest expense and taxes for the fiscal year. In addition to his annual salary and bonus, Mr. Luby may also be paid an annual performance bonus in the discretion of the Board of Directors. However, the amount, if any, of this bonus is determined at the sole discretion of the members of the Board. Mr. Luby's "Total Compensation" (as defined in the employment agreement) for any fiscal year is defined as the sum of his annual salary, annual bonus and annual performance bonus (if any) for that fiscal year.

    Under the terms of his employment agreement, Mr. Luby is entitled to the use of a leased car and reimbursement for all operating expenses for the car, reimbursement for travel expenses incurred in attending conferences and meetings of certain trade associations and certain other business and employment related expenses, and premium payments for split dollar life insurance policies for the benefit of Mr. Luby and his family. With respect to the split-dollar life insurance policies, the premium payments made by the Company are recorded as non-interest bearing loans and total approximately $374,000 as of October 31,

2000.  This amount will be  reimbursed to the Company in the event of Mr. Luby's
death  or  the   termination   of  his   employment   agreement   under  certain
circumstances.

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

    On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Cindy H. Luby providing for her employment as President and Chief Operating Officer of the Company. This employment agreement terminates on December 31, 2010. However, it is automatically extended for additional one-year periods unless either the Company or Ms. Luby provides written notice that no further extensions shall be granted.

    Ms. Luby is to be paid an annual salary of $175,000, which may be increased annually in the discretion of the Board of Directors. Ms. Luby is also entitled to an annual bonus on account of each fiscal year equal to the greater of $100,000 or 3 1/2% of the Company's earnings before interest expense and taxes for the fiscal year. In addition to her annual salary and bonus, Ms. Luby may also be paid an annual performance bonus in the discretion of the Board of Directors. However, the amount, if any, of this bonus is determined at the sole discretion of the members of the Board. Ms. Luby's Total Compensation for any fiscal year is defined as the sum of her annual salary, annual bonus and annual performance bonus (if any) for that fiscal year.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of January 19, 2001, by each person who beneficially owns more than five (5%) percent of such shares, by each director of the Company, by each executive officer of the Company and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

                                              Shares        Percent of Shares
Name and Address of                         Beneficially      Beneficially
  Beneficial Owner                             Owned            Owned (1)

Chester J. Luby . .  . . . . . . .          705,800 (2)           15.8%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Joan S. Luby  . . . . . . . . . . .         492,500 (3)           11.5%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Cindy H. Luby . . . . . . . . . . .         310,394 (4)            6.8%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Lawrence J. Altman . . . . . . . . .         62,300 (5)            1.5%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Zvi D. Sprung. . . . . . . . . . . .         24,400 (6)             *
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

William H. Brown . . . . . . . . . .         18,000 (7)             *

Donald Kirsch . . . . . . . . . . . .        15,000 (8)             *

Harvey Granat . . . . . . . . . . . .        15,000 (9)             *

First Wilshire Securities Management,
 Inc. . . . . . . . . . . .                 466,250 (10)          11.0%

S.A.C. Capital Advisors, LLC .........      276,200 (11)           6.5%

Stadium Capital Management, LLC ......      506,600 (12)          11.9%

All directors and executive officers
 as a group (seven persons)  . .          1,150,894               23.6%

-----------------
*less than one percent

(1) Amount and Percent of Shares Beneficially Owned was computed based on 4,254,749 shares of Common Stock outstanding on January 19, 2001 and, in each person's case, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants (defined below) held by such person, or in the case of all directors and executive officers as a group, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants held by all such members of such group, but does not include the number of shares of Common Stock issuable upon the exercise of any other outstanding options and/or Independent Director Warrants.

(2) Includes 225,000 shares issuable upon the exercise of stock options, all of which are currently exercisable.

(3) Includes 15,000 shares issuable upon the exercise of stock options, all of which are currently exercisable.

(4) Includes 295,834 shares issuable upon the exercise of stock options, all of which are currently exercisable. Also includes 960 shares owned by Ms. Luby's husband, as to which Ms. Luby disclaims beneficial ownership.

(5) Includes 40,900 shares issuable upon the exercise of stock options, 32,500 of which are currently exercisable and the balance of which become exercisable at the rate of 6,000 options per year.

(6) All of these shares are issuable upon the exercise of stock options, 14,000 of which are currently exercisable and the balance of which become exercisable at the rate of 5,000 options per year.

(7) Includes (a) 10,000 shares issuable upon the exercise of stock options, all of which are currently exercisable and (b) 1,200 shares issuable upon exercise of warrants to purchase Common Stock (the "Independent Director Warrants"), all of which are currently exercisable.

(8) All of these shares are issuable upon the exercise of stock options and are currently exercisable.

(9) All of these shares are issuable upon the exercise of stock options, 6,000 of which are currently exercisable and the balance of which become exercisable at the rate of 3,000 options per year.

(10) Based on information provided in Schedule 13G supplied to the Company in September 2000. First Wilshire Securities Management, Inc., a broker and investment advisor, has sole voting power over 173,700 of the 466,250 shares.

(11) Based on information provided in Schedule 13G supplied to the Company in November 2000. S.A.C. Capital Advisors, LLC does not have sole voting power over these shares.

(12)Based on information provided in Schedule 13G supplied to the Company in December 2000. Stadium Capital Management, LLC does not have sole voting power over these shares.

Item 13.  Certain Relationships and Related Transactions

    In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital, a member company of Royal and SunAlliance USA ("Orion"), to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 2000, Target received approximately $52,600 in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 2000.




Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  A) Exhibits

  Exhibit
  No.                          Description

  2.1 Certificate of Merger of INDS Holdings, Inc. ("Holdings") into the Company.(1)
  3.1 Restated Certificate of Incorporation of the Company.(1)
  3.2 Bylaws of the Company, as amended.(1)
  3.3 Amended and Restated  Certificate of Incorporation of the Company.(1)
  3.4 Amended and Restated Bylaws of the Company.(1)
  4.1 Form of Common  Stock Certificate.(1)
  4.2 Form of Warrant  Agreement  and Form of  Warrant  Certificates.(1)
  4.3 Form of Unit Purchase Option Agreement and Form of Unit Purchase Option Certificate.(1)
  4.4 Rights Agreement dated as of October 24, 1995 between the Company and Continental Stock Transfer & Trust Company, which includes as exhibits the Form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.(2)
 10.1 Amended and Restated Employment  Agreement between the Company and
      Chester J. Luby, dated as of November 1, 1998.(5)
 10.2 Amended and Restated Employment  Agreement between the Company and
      Cindy H. Luby, dated as of November 1, 1998.(5)
 10.3 Amended and Restated Employment Agreement between the Company and Lawrence J. Altman, dated as of February 1, 1999.(6)
 10.4 Amended and Restated 1993 Stock Option Plan.(1)

Exhibit
  No.                          Description


 10.5 Restated  Contingent  Claim  Reserve  and  Administration   Escrow
      Contract, dated August 7, 1991, among Seller (as predecessor -in-interest to the Company), The Travelers Indemnity Company ("Travelers"), Brokerage Professionals, Inc. ("BPI")
       and The Massachusetts Company, Inc. (the "Escrow Agent").(1)
 10.6 Replacement Administrator Agreement,  dated October 1, 1991, among
      INDS Group Inc. (The "Seller") (as predecessor-in-interest to the Company), Travelers, BPI and Automotive Professionals, Inc. ("API").(1)
10.7 INDS/BPI-Program Agreement, dated October 1, 1991, among Seller (as predecessor-in-interest to the Company), Travelers and BPI.(1)
10.8 Escrow Account Agreement for Automobile Vehicle Service Contract Primary Loss Primary Loss Reserve Funds, dated August 22, 1991, among Seller (as predecessor-in-interest to the Company), BPI and the Escrow Agent.(1)
10.9  Assumption of  Contracts,  Rights and Actions,  dated  November 1,
      1991, among the Company, Seller and Travelers.(1)
10.10 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and BPI.(1)
10.11 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and the Escrow Agent.(1)
10.12 Assumption of Contracts,  Rights and Actions,  dated November 1, 1991,
      among the Company,   Seller  and  the  API.(1)
10.13 Form  of Independent  Agent Agreement.(1)
10.14 Form of Administrator  Agreement.(1)
10.15 Form of Dealer Administrator Agreement.(1)
10.16 Form  of  Service  Contract  Financing  Program   Agreement.(1)
10.17 Amendment to Amended and Restated  1993 Stock  Option  Plan.(1)
10.18 Lease, dated December 2, 1994, between The Omni Partners, a Limited Partnership, as lessor, and the Company, as lessee.(3)
10.19 1996 Incentive Plan. (4)
21    List of Subsidiaries.
23    Consent of Experts.
27    Financial Data Schedule. (7)


 (1) Incorporated by reference to Registration Statement on Form SB-2, File No. 33-74222-NY.
 (2) Incorporated by reference to Registration Statement on Form 8-A dated October 26, 1995.
 (3) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.
 (4) Incorporated by reference to  Registration  Statement on Form S-8, File
     No. 333-09571.
 (5) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.
 (6) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended October 31, 1999.
 (7) This Exhibit is filed for EDGAR filing purposes only.



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

  January 24, 2001

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