Form 10-Q
period 2001-01-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2001-03-15
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

Yes      X                     No


As of March 15, 2001, Registrant had issued and outstanding 4,175,749 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                January 31, 2001 and October 31, 2000                     3

                Consolidated Statements of Operations
                for the three months ended January 31,
                2001 and 2000                                             4

                Consolidated Statement of Stockholders'
                Equity and Comprehensive Income for the
                three months ended January 31, 2001                       5

                Consolidated Statements of Cash Flows for
                the three months ended January 31, 2001
                and 2000                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                         10

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     January       October
                                                        31,           31,
                                                       2001          2000
                                                       -----         ----
                                                     Unaudited
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 16,363,244  $ 17,432,848
  United States Treasury Bills, at cost              3,315,506     3,994,290
  Accounts receivable, net                           7,016,158     6,949,052
  Prepaid expenses                                     439,775       643,971
                                                    ----------     ---------
           Total current assets                     27,134,683    29,020,161

MARKETABLE SECURITIES                               36,711,340    34,927,698

RESTRICTED CASH                                      9,850,442     8,951,105

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and amortization
 of $2,043,304 and $1,906,110, respectively          1,329,112     1,440,152

INTANGIBLE ASSETS, less accumulated
 amortization of $174,167 and $171,667,
 respectively                                           50,833        53,333

DEFERRED INCOME TAXES                                3,923,108     3,732,001

NOTE FROM RELATED PARTY                                 20,000        45,000

OTHER ASSETS                                         1,642,795     1,615,478
                                                     ---------     ---------
                                                  $ 80,662,313  $ 79,784,928

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $4,759,041    $5,258,874
  Accrued expenses                                     718,076       615,774
  Accrued commissions                                  903,061     1,178,561
  Reserve for claims                                 2,109,652     3,082,260
  Other liabilities                                    424,521       374,698
                                                     ----------   -----------
           Total current liabilities                 8,914,351    10,510,167

DEFERRED CONTRACT REVENUE                           48,302,202    45,993,786

CONTINGENCY PAYABLE                                  2,332,853     2,480,408
                                                    ----------    ----------
           Total liabilities                        59,549,406    58,984,361
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000,
   shares authorized; no issued shares                   -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,698,449 shares issued
   and 4,183,749 and 4,254,749 shares outstanding,
   respectively                                         46,985        46,985
  Additional paid-in-capital                        11,226,786    11,226,786
  Retained earnings                                 12,166,089    11,846,574
  Accumulated other comprehensive income (loss)        380,233       (34,393)
  Less: Treasury stock, at cost (514,700 and
   443,700 shares, respectively)                    (2,707,186)   (2,285,385)
                                                 -------------   -----------
          Total stockholders' equity                21,112,907    20,800,567
                                                 ------------- -------------
                                                  $ 80,662,313  $ 79,784,928


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                    UNAUDITED


                                             2001           2000
                                             ----           ----

REVENUES                               $ 12,878,138    $ 13,232,786

OPERATING COSTS AND EXPENSES:
  Costs of services provided              7,450,225       6,828,741
  Selling, general and administrative
   expenses                               5,883,924       5,998,300
                                          ---------       ---------
    Operating (loss) income                (456,011)        405,745

OTHER INCOME (EXPENSE):
  Investment income                         947,135         649,213
                                          ----------       --------

    Income from continuing operations
     before provision for income taxes      491,124       1,054,958

PROVISION FOR INCOME TAXES                  171,609         401,132
                                           --------       ---------

    Income from continuing operations       319,515         653,826

DISCONTINUED OPERATIONS:
  Loss from discontinued
  operations, net of
  income taxes of $164,468                    -            (237,163)
                                          ---------       ---------


    Net income                            $ 319,515       $ 416,663
                                          =========       =========


NET INCOME PER SHARE - BASIC:
  Continuing operations                     $   .08         $   .14
  Discontinued operations                       -              (.05)
                                            -------          -------

    Total                                   $   .08         $   .09
                                            =======          =======

  Weighted average shares
   outstanding                            4,195,325       4,672,136
                                          =========       =========


NET INCOME PER SHARE - DILUTED:
  Continuing operations                     $   .07        $    .13
  Discontinued operations                        -             (.04)
                                            --------         --------

    Total                                   $   .07         $   .09
                                            =======          =======

  Weighted average shares
   outstanding                            4,407,417       4,849,486
                                          =========       ==========



          The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001
                                    UNAUDITED


                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income     Treasury
                    of Shares Amount   Capital    Earnings    (Loss)       Stock      Total


BALANCE AT
OCTOBER 31, 2000   4,698,449 $46,985 $11,226,786  $11,846,574  $(34,393) $(2,285,385) $20,800,567


Purchase of
 treasury stock         -         -         -           -          -        (421,801)    (421,801)


COMPREHENSIVE INCOME:
 Net income for
 the three months ended
 January 31, 2001       -         -         -         319,515      -           -          319,515


Other comprehensive income:
 Unrealized gain on
 available for sale
 securities             -         -         -          -        414,626        -          414,626
                   --------   -----   ---------    ---------   --------     -------      ---------

 Total comprehensive income
 for the three months ended
 January 31, 2001       -         -         -         319,515   414,626        -          734,141
                   --------   -----   ---------     ---------   --------    -------      ---------
BALANCE AT
JANUARY 31, 2001   4,698,449 $46,985 $11,226,786  $12,166,089  $380,233  $(2,707,186) $21,112,907
                   ========   ======  =========    ==========   =======   =========    ==========



           The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                    UNAUDITED

                                               2001        2000
                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations         $ 319,515   $ 653,826
  Adjustments to reconcile net income
  from continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization              139,694     152,570
   Deferred income taxes                     (191,107)   (152,419)
   Increase in cash resulting from
   changes in operating
    assets and liabilities:
    Accounts receivable                       (67,106)   (625,786)
    Prepaid expenses                          204,196     196,059
    Restricted cash                          (899,337)   (251,256)
    Other assets                              (27,317) (1,029,317)
    Accounts payable                         (499,833)     (2,839)
    Accrued expenses                          102,302    (423,685)
    Accrued commissions                      (275,500)    (87,282)
    Reserve for claims                       (972,608)   (178,818)
    Other liabilities                          49,823    (417,010)
    Deferred contract revenue               2,308,416   1,853,732
    Contingency payable                      (147,555)    251,256
                                            ----------  ----------
      Net cash provided by (used in)
       operating activities of
       continuing operations                   43,583     (60,969)
                                            ----------   ---------
      Net cash used in operating
       activities of discontinued
       operations                               -        (237,163)
                                           ---------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of United States
  Treasury Bills                              678,784  (3,054,329)
  Net purchases of marketable securities (1,369,016) (3,061,557) Purchase of furniture, fixtures, and
  equipment                                   (26,154)    (96,994)
  Note from related party                      25,000      25,000
      Net cash used in investing           ----------   ---------
        activities                           (691,386) (6,187,880)
                                           ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options       -           3,516
  Purchase of treasury stock
                                             (421,801)        -
                                            ----------    --------
     Net cash (used in) provided by
      financing activities                   (421,801)      3,516
                                             ---------    --------

NET DECREASE IN CASH AND CASH EQIVALENTS   (1,069,604) (6,482,496)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                    17,432,848  30,145,855
                                           ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $16,363,244 $23,663,359
                                          ===========  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                           $  100,659  $  110,742
                                           ==========  =========


         The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2001, and the consolidated results of operations and cash flows for the periods ended January 31, 2001 and 2000. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the three months ended January 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:





                                            Net Income   Shares  Per Share

For the three months ended January 31, 2001

Basic EPS
Net income attributable to common shares     $319,515  4,195,325    $.08

Effect of dilutive securities: stock options    -        212,092    (.01)
                                             --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $319,515  4,407,417    $.07
                                             ========  =========    ====


For the three months ended January 31, 2000

Basic EPS
Net income attributable to common shares     $416,663  4,672,136    $.09

Effect of dilutive securities: stock options    -        177,350    (.00)
                                             --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $416,663  4,849,486    $.09
                                             ========  =========    =====

 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

       Revenues decreased approximately $355,000, or 3%, to approximately $12,878,000 for the three months ended January 31, 2001 as compared to approximately $13,233,000 for the three months ended January 31, 2000. This decrease was primarily due to: (i) a decrease in administrative and insurance fees resulting from a decrease in the number of service contracts accepted for administration by the Company in fiscal 2001; partially offset by (ii) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration.

      Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $621,000, or 9%, to approximately $7,450,000 for the three months ended January 31, 2001, as compared to approximately $6,829,000 for the three months ended January 31, 2000. As a percentage of revenues, cost of services provided increased to 58% for the three months ended January 31, 2001 as compared to 52% for the same period in 2000. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

    Gross margin decreased by approximately $976,000, or 15%, to approximately $5,428,000 for the three months ended January 31, 2001, as compared to approximately $6,404,000 for the three months ended January 31, 2000. This decrease is attributable to the decrease in revenues and the increase in costs of services provided as described above. Gross margin for the three months ended January 31, 2001 was 42% as compared to 48% for the three months ended January 31, 2000.

    Selling, general and administrative expenses decreased by approximately $114,000, or 2%, to approximately $5,884,000 for the three months ended January 31, 2001, down from approximately $5,998,000 for the three months ended January 31, 2000. This decrease was in large part due to: (i) decreased commissions paid as a result of decreased sales revenue; partially offset by (ii) increases in personnel and printing costs. Selling, general and administrative expenses were 45.7% of revenues for the three months ended January 31, 2001 as compared to 45.3% for the three months ended January 31, 2000.

    Investment income increased by approximately $298,000, or 46%, to approximately $947,000 for the three months ended January 31, 2001, as compared to approximately $649,000 for the same period in 2000. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended January 31, 2001 and a shift of investments from short term United States Treasury Bills to longer term government securities which provide a greater yield.

    Income from continuing operations before provision for income taxes decreased by approximately $564,000, or 53%, to approximately $491,000 for the three months ended January 31, 2001, as compared to approximately $1,055,000 for the same period in 2000. For the three months ended January 31, 2001, the Company recorded a provision for income taxes on continuing operations of approximately $172,000, as compared to a provision for income taxes on continuing operations of approximately $401,000 in the same period in 2000. Income from continuing operations was approximately $319,000 for the three months ended January 31, 2001, as compared to approximately $654,000 for the three months ended January 31, 2000.

    Loss from discontinued operations net of taxes was approximately $237,000 for the three months ended January 31, 2000. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

    Net income for the three months ended January 31, 2001 was approximately $319,000, as compared to approximately $417,000 for the same period in 2000. Diluted income per share from continuing operations for the three months ended January 31, 2001 decreased by $.06 to $.07 per share, as compared to $.13 per share for the same period in 2000. Diluted net income per share for the three months ended January 31, 2001 was $.07 as compared to diluted net income per share of $.09 for the same period in 2000.

Liquidity and Capital Resources

    Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities, which have maturities ranging between two to six years, were approximately $56,390,000 at January 31, 2001, as compared to approximately $56,355,000 at October 31, 2000. The increase of approximately $35,000 was primarily the result of cash provided by the Company's operating activities.

    During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at January 31, 2001, no amounts had been borrowed under the credit facility.

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

      There were no reports on Form 8-K filed during the three months ended January 31, 2001.



                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.











                       INTERSTATE NATIONAL DEALER SERVICES, INC.








March 15, 2001          By:           /s/ Zvi D. Sprung
   Date                                  Zvi D. Sprung
                                    Chief Financial Officer