Form 10-Q
period 2001-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2001-06-11
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

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

Yes      X                     No


As of June 11, 2001, Registrant had issued and outstanding 4,141,249 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                April 30, 2001 and October 31, 2000                       3

                Consolidated Statements of Operations
                for the six and three month periods ended
                April 30, 2001 and 2000                                   4

                Consolidated Statement of Stockholders'
                Equity and Comprehensive Income for the
                six month period ended April 30, 2001                     5

                Consolidated Statements of Cash Flows for
                the six month periods ended April 30, 2001
                and 2000                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders      11


Item 6.         Exhibits and Reports on Form 8-K                         11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     January       October
                                                        31,           31,
                                                       2001          2000
                                                       -----         ----
                                                     Unaudited
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 27,924,198  $ 17,432,848
  United States Treasury Bills, at cost              2,668,419     3,994,290
  Accounts receivable, net                           7,265,441     6,949,052
  Prepaid expenses                                     497,387       643,971
                                                    ----------     ---------
           Total current assets                     38,355,445    29,020,161

MARKETABLE SECURITIES                               27,695,789    34,927,698

RESTRICTED CASH                                     10,796,790     8,951,105

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and amortization
 of $2,175,797 and $1,906,110, respectively          1,204,969     1,440,152

INTANGIBLE ASSETS, less accumulated
 amortization of $176,667 and $171,667,
 respectively                                           48,333        53,333

DEFERRED INCOME TAXES                                4,118,551     3,732,001

NOTE FROM RELATED PARTY                                 20,000        45,000

OTHER ASSETS                                         1,642,795     1,615,478
                                                     ---------     ---------
                                                  $ 83,882,672  $ 79,784,928

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $4,540,021    $5,258,874
  Accrued expenses                                     763,242       615,774
  Accrued commissions                                1,289,484     1,178,561
  Reserve for claims                                 1,998,728     3,082,260
  Other liabilities                                    822,062       374,698
                                                     ----------   -----------
           Total current liabilities                 9,413,537    10,510,167

DEFERRED CONTRACT REVENUE                           50,701,509    45,993,786

CONTINGENCY PAYABLE                                  2,271,650     2,480,408
                                                    ----------    ----------
           Total liabilities                        62,386,696    58,984,361
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000,
   shares authorized; no issued shares                   -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,698,449 shares issued
   and 4,141,249 and 4,254,749 shares outstanding,
   respectively                                         46,985        46,985
  Additional paid-in-capital                        11,226,786    11,226,786
  Retained earnings                                 13,036,448    11,846,574
  Accumulated other comprehensive income (loss)        116,393       (34,393)
  Less: Treasury stock, at cost (557,200 and
   443,700 shares, respectively)                    (2,930,636)   (2,285,385)
                                                 -------------   -----------
          Total stockholders' equity                21,495,976    20,800,567
                                                 ------------- -------------
                                                  $ 83,882,672  $ 79,784,928


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

      INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Six Months         For the Three Months
                                Ended April 30,           Ended April 30,
                                2001        2000          2001          2000

REVENUES                    $27,617,611  $28,579,788  $14,739,473  $15,347,002

OPERATING COSTS AND EXPENSES:
Costs of services provided   15,226,192   14,825,191    7,775,967    7,996,450
Selling, general and
 administrative expenses     12,640,029   12,841,061    6,756,105    6,842,761
                             -----------  ----------    ----------  ----------

  Operating (loss) income      (248,610)     913,536      207,401      507,791

OTHER INCOME:
Investment income             2,158,564    1,345,387    1,211,429      696,174
                              ----------   ---------    ---------   ----------

  Income from continuing
   operations before provision
   for income taxes           1,909,954    2,258,923    1,418,830    1,203,965

PROVISION FOR INCOME TAXES      720,080      864,453      548,471      463,321
                              ---------    ---------     ---------    ---------

  Income from continuing
   operations                 1,189,874    1,394,470      870,359      740,644

DISCONTINUED OPERATIONS (Net
  of taxes):
Loss from discontinued
 operations, net of income
 taxes of 345,481 and 181,013,
 respectively                      -        (498,184)        -        (261,021)
                               --------   ----------     --------      -------

  Net income                 $1,189,874   $  896,286    $ 870,359     $479,623
                              ==========  ==========    =========     ========


NET INCOME PER SHARE - BASIC:


Continuing operations          $ .28        $ .30       $ .21         $ .16
Discontinued operations        $( - )       $(.11)      $( - )        $(.06)
                               ------       -----       ------        -----
Total                          $ .28        $ .19       $ .21         $ .10
                               =====        =====       =====         ======


Weighted average shares
 outstanding                  4,183,503   4,677,805    4,171,283    4,683,601
                              =========   =========    =========    =========



NET INCOME PER SHARE - DILUTED:


Continuing operations          $ .27        $ .28       $ .20         $ .15
Discontinued operations        $( - )       $(.10)      $( - )        $(.05)
                               ------       -----       ------        -----
Total                          $ .27        $ .18       $ .20         $ .10
                               =====        =====       =====         ======


Weighted average shares
 outstanding                  4,362,631   4,873,366    4,317,446    4,897,372
                              =========   =========    =========    =========





          The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE SIX MONTHS ENDED APRIL 30, 2001
                                    UNAUDITED


                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income     Treasury
                    of Shares Amount   Capital    Earnings    (Loss)       Stock      Total


BALANCE AT
OCTOBER 31, 2000   4,698,449 $46,985 $11,226,786  $11,846,574  $(34,393) $(2,285,385) $20,800,567


Purchase of
 treasury stock         -         -         -           -          -        (645,251)    (645,251)


COMPREHENSIVE INCOME:
 Net income for
 the six months ended
 April 30, 2001         -         -         -       1,189,874      -           -        1,189,874


Other comprehensive income:
 Unrealized gain on
 available for sale
 securities             -         -         -          -        150,786        -          150,786
                   --------   -----   ---------    ---------   --------     -------      ---------

 Total comprehensive income
 for the six months ended
 April 30, 2001         -         -         -       1,189,874   150,786        -        1,340,660
                   --------   -----   ---------     ---------   --------    -------      ---------
BALANCE AT
APRIL 30, 2001     4,698,449 $46,985 $11,226,786  $13,036,448  $116,393  $(2,930,636) $21,495,976
                   ========   ======  =========    ==========   =======   =========    ==========



           The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                    UNAUDITED

                                               2001            2000
                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations        $1,189,874     $1,394,470
  Adjustments to reconcile net income
  from continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization              274,687        312,630
   Deferred income taxes                     (386,550)      (414,748)
   Increase in cash resulting from
   changes in operating
   assets and liabilities:
    Accounts receivable                      (316,389)      (653,549)
    Prepaid expenses                          146,584       (381,207)
    Restricted cash                        (1,845,685)      (262,007)
    Other assets                              (27,317)    (2,354,185)
    Accounts payable                         (718,853)       143,968
    Accrued expenses                          147,468       (638,676)
    Accrued commissions                       110,923         (9,406)
    Reserve for claims                     (1,083,532)      (222,396)
    Other liabilities                         447,364         57,987
    Deferred contract revenue               4,707,723      5,046,521
    Contingency payable                      (208,758)       262,007
                                            ----------    ----------
      Net cash provided by
       operating activities of
       continuing operations                2,437,539      2,281,409
                                            ----------      ---------
      Net cash used in operating
       activities of discontinued
       operations                               -           (498,184)
                                           ---------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of United States Treasury
  Bills                                     1,325,871      4,010,336
  Net sales (purchases) of marketable
   securities                               7,382,695    (17,424,217)
  Purchase of furniture, fixtures, and
  equipment                                   (34,504)      (237,755)
  Note from related party                      25,000         25,000
                                              --------       --------
      Net cash provided by (used in)
       investing activities                 8,699,062    (13,626,636)
                                           ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                 (645,251)      (227,751)
  Proceeds from exercise of stock options         -           68,016
                                              ----------    --------
     Net cash used in financing activities   (645,251)      (159,735)
                                             ---------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQIVALENTS                                10,491,350    (12,003,146)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                    17,432,848     30,145,855
                                           ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $27,924,198    $18,142,709
                                          ===========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                           $  770,359    $ 1,235,551
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 2001, and the consolidated results of operations and cash flows for the periods ended April 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the six and three month periods ended April 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                              Net Income   Shares  Per Share

For the six months ended April 30, 2001

Basic EPS
Net income attributable to common shares     $1,189,874  4,183,503    $.28

Effect of dilutive securities: stock options      -        179,128    (.01)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $1,189,874  4,362,631    $.27
                                               ========  =========    ====


For the six months ended April 30, 2000

Basic EPS
Net income attributable to common shares       $896,286  4,677,805    $.19

Effect of dilutive securities: stock options      -        195,561    (.01)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $896,286  4,873,366    $.18
                                               ========  =========    =====

                                              Net Income   Shares  Per Share

For the three months ended April 30, 2001

Basic EPS
Net income attributable to common shares       $870,359  4,171,283    $.21

Effect of dilutive securities: stock options      -        146,163    (.01)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $870,359  4,317,446    $.20
                                               ========  =========    ====


For the three months ended April 30, 2000

Basic EPS
Net income attributable to common shares       $479,623  4,683,601    $.10

Effect of dilutive securities: stock options      -        213,771    (.00)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $479,623  4,897,372    $.10
                                               ========  =========    =====







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Six Months ended April 30, 2001 compared to the Six Months ended April 30, 2000

     Revenues decreased by approximately $962,000, or 3%, to approximately $27,618,000 for the six months ended April 30, 2001 as compared to approximately $28,580,000 for the six months ended April 30, 2000. This decrease was primarily due to: (i) a decrease in administrative and insurance fees resulting from a decrease in the number of service contracts accepted for administration by the Company in fiscal 2001; partially offset by (ii) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration.

     Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $401,000, or 3%, to approximately $15,226,000 for the six months ended April 30, 2001, as compared to approximately $14,825,000 for the six months ended April 30, 2000. As a percentage of revenues, cost of services provided increased to 55% for the six months ended April 30, 2001 as compared to 52% for the same period in 2000. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin decreased by approximately $1,363,000, or 10%, to approximately $12,392,000 for the six months ended April 30, 2001, as compared to approximately $13,755,000 for the six months ended April 30, 2000. This decrease is attributable to the decrease in revenues and the increase in costs of services provided as described above. Gross margin for the six months ended April 30, 2001 was 45% as compared to 48% for the six months ended April 30, 2000.

     Selling, general and administrative expenses decreased by approximately $201,000, or 2%, to approximately $12,640,000 for the six months ended April 30, 2001, down from approximately $12,841,000 for the six months ended April 30, 2000. This decrease was in large part due to: (i) decreased commissions paid as a result of decreased sales revenue; partially offset by (ii) increases in personnel, telephone and credit card processing costs. Selling, general and administrative expenses were 45.8% of revenues for the six months ended April 30, 2001 as compared to 45.0% for the six months ended April 30, 2000.

     Investment income increased by approximately $813,000, or 60%, to approximately $2,158,000 for the six months ended April 30, 2001, as compared to approximately $1,345,000 for the same period in 2000. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended April 30, 2001 and a shift of investments from short term United States Treasury Bills to longer term government securities which provide a greater yield.

     Income from continuing operations before provision for income taxes decreased by approximately $349,000, or 15%, to approximately $1,910,000 for the six months ended April 30, 2001, as compared to approximately $2,259,000 for the same period in 2000. For the six months ended April 30, 2001, the Company recorded a provision for income taxes on continuing operations of approximately $720,000, as compared to a provision for income taxes on continuing operations of approximately $865,000 in the same period in 2000. Income from continuing operations was approximately $1,190,000 for the six months ended April 30, 2001, as compared to approximately $1,394,000 for the six months ended April 30, 2000.

     Loss from discontinued operations net of taxes was approximately $498,000 for the six months ended April 30, 2000. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

     Net income for the six months ended April 30, 2001 was approximately $1,190,000, as compared to approximately $896,000 for the same period in 2000. Diluted income per share from continuing operations for the six months ended April 30, 2001 decreased by $.01 to $.27 per share, as compared to $.28 per share for the same period in 2000. Diluted net income per share for the six months ended April 30, 2001 was $.27 as compared to diluted net income per share of $.18 for the same period in 2000.


    For the Three Months ended April 30, 2001 compared to the Three Months ended April 30, 2000

     Revenues decreased by approximately $608,000, or 4%, to approximately $14,739,000 for the three months ended April 30, 2001 as compared to approximately $15,347,000 for the three months ended April 30, 2000. This decrease was primarily due to: (i) a decrease in administrative and insurance fees resulting from a decrease in the number of service contracts accepted for administration by the Company in fiscal 2001; partially offset by (ii) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration.

     Costs of services provided, which consist primarily of claims and cancellation costs, decreased by approximately $220,000, or 3%, to approximately $7,776,000 for the three months ended April 30, 2001, as compared to approximately $7,996,000 for the three months ended April 30, 2000. As a percentage of revenues, cost of services provided increased to 53% for the three months ended April 30, 2001 as compared to 52% for the same period in 2000.

     Gross margin decreased by approximately $388,000, or 5%, to approximately $6,963,000 for the three months ended April 30, 2001, as compared to approximately $7,351,000 for the three months ended April 30, 2000. This decrease is attributable to the decrease in revenues as described above. Gross margin for the three months ended April 30, 2001 was 47% as compared to 48% for the three months ended April 30, 2000.

     Selling, general and administrative expenses decreased by approximately $87,000, or 1%, to approximately $6,756,000 for the three months ended April 30, 2001, down from approximately $6,843,000 for the three months ended April 30, 2000. This decrease was in large part due to: (i) decreased commissions paid as a result of decreased sales revenue; partially offset by (ii) increases in personnel, telephone and credit card processing costs. Selling, general and administrative expenses were 45.8% of revenues for the three months ended April 30, 2001 as compared to 44.6% for the three months ended April 30, 2000.

     Investment income increased by approximately $515,000, or 74%, to approximately $1,211,000 for the three months ended April 30, 2001, as compared to approximately $696,000 for the same period in 2000. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended April 30, 2001 and a shift of investments from short term United States Treasury Bills to longer term government securities which provide a greater yield.

     Income from continuing operations before provision for income taxes increased by approximately $215,000, or 18%, to approximately $1,419,000 for the three months ended April 30, 2001, as compared to approximately $1,204,000 for the same period in 2000. For the three months ended April 30, 2001, the Company recorded a provision for income taxes on continuing operations of approximately $549,000, as compared to a provision for income taxes on continuing operations of approximately $463,000 in the same period in 2000. Income from continuing operations was approximately $870,000 for the three months ended April 30, 2001, as compared to approximately $741,000 for the three months ended April 30, 2000.

     Loss from discontinued operations net of taxes was approximately $261,000 for the three months ended April 30, 2000. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

     Net income for the three months ended April 30, 2001 was approximately $870,000, as compared to approximately $480,000 for the same period in 2000. Diluted income per share from continuing operations for the three months ended April 30, 2001 increased by $.05 to $.20 per share, as compared to $.15 per share for the same period in 2000. Diluted net income per share for the three months ended April 30, 2001 was $.20 as compared to diluted net income per share of $.10 for the same period in 2000.

Liquidity and Capital Resources

     Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities, which have maturities ranging between two to six years, were approximately $58,288,000 at April 30, 2001, as compared to approximately $56,355,000 at October 31, 2000. The increase of approximately $1,933,000 was primarily the result of cash provided by the Company's operating activities partially offset by the purchase of treasury stock.

     During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at April 30, 2001, no amounts had been borrowed under the credit facility.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     An annual meeting of stockholders was held on April 12, 2001 to elect two directors for a term expiring at the annual meeting of stockholders to be held in 2004. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's proposals. The nominees for director were elected.

     A total of 4,017,789 shares were voted for the election of Cindy H. Luby as Director; votes were withheld for 57,046 shares. A total of 4,017,789 shares were voted for the election of William H. Brown as Director; votes were withheld for 57,046 shares. In addition to the nominees elected as director, the other directors whose terms of office continue after the meeting are Chester J. Luby, Donald Kirsch and Harvey Granat.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

      There were no reports on Form 8-K filed during the three months ended April 30, 2001.


                             SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.




June 11, 2001          By:          /s/ Zvi D. Sprung
------------                        ------------------
    Date                            Zvi D. Sprung
                                    Chief Financial Officer