Form 10-Q/A
period 2001-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2001-06-12
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q/A

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

Yes      X                     No


As of June 12, 2001, Registrant had issued and outstanding 4,141,249 shares of Common Stock.

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







------------------------------------------------------------------------
 THIS FORM 10-Q/A IS A REFILING OF THE FORM 10-Q FILED JUNE 11, 2001
 TO CORRECT AN ERROR IN THE DATE ON THE BALANCE SHEET.
------------------------------------------------------------------------

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      April        October
                                                        30,           31,
                                                       2001          2000
                                                       -----         ----
                                                     Unaudited
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 27,924,198  $ 17,432,848
  United States Treasury Bills, at cost              2,668,419     3,994,290
  Accounts receivable, net                           7,265,441     6,949,052
  Prepaid expenses                                     497,387       643,971
                                                    ----------     ---------
           Total current assets                     38,355,445    29,020,161

MARKETABLE SECURITIES                               27,695,789    34,927,698

RESTRICTED CASH                                     10,796,790     8,951,105

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and amortization
 of $2,175,797 and $1,906,110, respectively          1,204,969     1,440,152

INTANGIBLE ASSETS, less accumulated
 amortization of $176,667 and $171,667,
 respectively                                           48,333        53,333

DEFERRED INCOME TAXES                                4,118,551     3,732,001

NOTE FROM RELATED PARTY                                 20,000        45,000

OTHER ASSETS                                         1,642,795     1,615,478
                                                     ---------     ---------
                                                  $ 83,882,672  $ 79,784,928

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $4,540,021    $5,258,874
  Accrued expenses                                     763,242       615,774
  Accrued commissions                                1,289,484     1,178,561
  Reserve for claims                                 1,998,728     3,082,260
  Other liabilities                                    822,062       374,698
                                                     ----------   -----------
           Total current liabilities                 9,413,537    10,510,167

DEFERRED CONTRACT REVENUE                           50,701,509    45,993,786

CONTINGENCY PAYABLE                                  2,271,650     2,480,408
                                                    ----------    ----------
           Total liabilities                        62,386,696    58,984,361
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000,
   shares authorized; no issued shares                   -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,698,449 shares issued
   and 4,141,249 and 4,254,749 shares outstanding,
   respectively                                         46,985        46,985
  Additional paid-in-capital                        11,226,786    11,226,786
  Retained earnings                                 13,036,448    11,846,574
  Accumulated other comprehensive income (loss)        116,393       (34,393)
  Less: Treasury stock, at cost (557,200 and
   443,700 shares, respectively)                    (2,930,636)   (2,285,385)
                                                 -------------   -----------
          Total stockholders' equity                21,495,976    20,800,567
                                                 ------------- -------------
                                                  $ 83,882,672  $ 79,784,928


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




June 12, 2001          By:          /s/ Zvi D. Sprung
------------                        ------------------
    Date                            Zvi D. Sprung
                                    Chief Financial Officer