Form 10-Q
period 2001-07-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2001-09-13
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Yes      X                     No


As of September 13, 2001, Registrant had issued and outstanding 3,967,449 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                July 31, 2001 and October 31, 2000                        3

                Consolidated Statements of Operations
                for the nine and three month periods ended
                July 31, 2001 and 2000                                    4

                Consolidated Statement of Stockholders'
                Equity and Comprehensive Income for the
                nine month period ended July 31, 2001                     5

                Consolidated Statements of Cash Flows for
                the nine month periods ended July 31, 2001
                and 2000                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8

Item 3.         Qualitative and Quantitative Disclosures of
                Market Risk                                              11


                     PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                        11

Item 6.         Exhibits and Reports on Form 8-K                         11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       July         October
                                                        31,           31,
                                                       2001          2000
                                                       -----         ----
                                                     Unaudited
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 17,062,812  $ 17,432,848
  United States Treasury Bills, at cost              2,273,502     3,994,290
  Accounts receivable, net                           7,133,056     6,949,052
  Prepaid expenses                                     391,020       643,971
                                                    ----------     ---------
           Total current assets                     26,860,390    29,020,161

MARKETABLE SECURITIES                               40,677,908    34,927,698

RESTRICTED CASH                                     11,930,047     8,951,105

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and amortization
 of $2,305,640 and $1,906,110, respectively          1,081,005     1,440,152

INTANGIBLE ASSETS, less accumulated
 amortization of $179,167 and $171,667,
 respectively                                           45,833        53,333

DEFERRED INCOME TAXES                                4,324,403     3,732,001

NOTE FROM RELATED PARTY                                 20,000        45,000

OTHER ASSETS                                         1,642,796     1,615,478
                                                     ---------     ---------
                                                  $ 86,582,382  $ 79,784,928

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 4,660,404   $ 5,258,874
  Accrued expenses                                     683,194       615,774
  Accrued commissions                                1,335,452     1,178,561
  Reserve for claims                                 2,476,485     3,082,260
  Other liabilities                                    741,714       374,698
                                                     ----------   -----------
           Total current liabilities                 9,897,249    10,510,167

DEFERRED CONTRACT REVENUE                           53,169,112    45,993,786

CONTINGENCY PAYABLE                                  2,120,759     2,480,408
                                                    ----------    ----------
           Total liabilities                        65,187,120    58,984,361
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000,
   shares authorized; no issued shares                   -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,698,449 shares issued
   and 3,967,449 and 4,254,749 shares outstanding,
   respectively                                         46,985        46,985
  Additional paid-in-capital                        11,226,786    11,226,786
  Retained earnings                                 13,676,309    11,846,574
  Accumulated other comprehensive income (loss)        294,570       (34,393)
  Less: Treasury stock, at cost (731,000 and
   443,700 shares, respectively)                    (3,849,388)   (2,285,385)
                                                 -------------   -----------
          Total stockholders' equity                21,395,262    20,800,567
                                                 ------------- -------------
                                                  $ 86,582,382  $ 79,784,928


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Nine Months          For the Three Months
                                Ended July 31,               Ended July 31,
                                2001        2000          2001          2000

REVENUES                    $44,439,460  $45,405,405  $16,821,849  $16,825,617

OPERATING COSTS AND EXPENSES:
Costs of services provided   24,588,207   24,145,683    9,362,015    9,320,492
Selling, general and
 administrative expenses     19,925,728   19,865,625    7,285,699    7,024,564
                             -----------  ----------    ----------  ----------

  Operating (loss) income       (74,475)   1,394,097      174,135      480,561

OTHER INCOME:
Investment income             3,020,632    2,208,576      862,068      863,189
                              ----------   ---------     ---------   ----------

  Income from continuing
   operations before provision
   for income taxes           2,946,157    3,602,673    1,036,203    1,343,750

PROVISION FOR INCOME TAXES    1,116,422    1,370,655      396,342      506,202
                              ---------    ---------     ---------    ---------

  Income from continuing
   operations                 1,829,735    2,232,018      639,861      837,548

DISCONTINUED OPERATIONS (Net
  of taxes):
Loss from discontinued
 operations, net of income
 taxes of 445,884 and 100,403,
 respectively                      -        (642,966)        -        (144,782)
Loss from abandonment, net of
 income taxes of $111,151          -        (160,280)        -        (160,280)
                              ---------     --------       ------      -------
  Total loss from discontinued
   operations                      -        (803,246)        -        (305,062)
                              ---------     ---------      ------      -------

  Net income                 $1,829,735   $1,428,772    $ 639,861     $532,486
                              ==========   ==========     ========     ========


NET INCOME PER SHARE - BASIC:


Continuing operations          $ .44        $ .48       $ .16         $ .19
Discontinued operations        $( - )       $(.17)      $( - )        $(.07)
                               ------       -----       ------        -----
Total                          $ .44        $ .31       $ .16         $ .12
                               ======       =====       =====         ======


Weighted average shares
 outstanding                  4,140,494   4,604,280    4,055,877    4,458,829
                              =========   =========    =========    =========



NET INCOME PER SHARE - DILUTED:


Continuing operations          $ .42        $ .47       $ .15         $ .18
Discontinued operations        $( - )       $(.17)      $( - )        $(.07)
                               ------       -----       ------        -----
Total                          $ .42        $ .30       $ .15         $ .11
                               ======       =====       =====         ======


Weighted average shares
 outstanding                  4,316,548   4,785,301    4,225,785    4,610,770
                              =========   =========    =========    =========




          The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE NINE MONTHS ENDED JULY 31, 2001
                                    UNAUDITED


                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income     Treasury
                    of Shares Amount   Capital    Earnings    (Loss)       Stock      Total


BALANCE AT
OCTOBER 31, 2000   4,698,449 $46,985 $11,226,786  $11,846,574  $(34,393) $(2,285,385) $20,800,567


Purchase of
 treasury stock         -         -         -           -          -      (1,564,003)  (1,564,003)


COMPREHENSIVE INCOME:
 Net income for
 the nine months ended
 July  31, 2001         -         -         -       1,829,735      -           -        1,829,735


Other comprehensive income:
 Unrealized gain on
 available for sale
 securities             -         -         -          -        328,963        -          328,963
                   --------   -----   ---------    ---------   --------     -------      ---------

 Total comprehensive income
 for the nine months ended
 July  31, 2001         -         -         -       1,829,735   328,963        -        2,158,698
                   --------   -----   ---------     ---------   --------    -------      ---------
BALANCE AT
JULY  31, 2001     4,698,449 $46,985 $11,226,786  $13,676,309  $294,570  $(3,849,388) $21,395,262
                   ========   ======  =========    ==========   =======   =========    ==========



           The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                    UNAUDITED

                                               2001            2000
                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations        $1,829,735     $2,232,018
  Adjustments to reconcile net income
  from continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization              407,030        428,951
   Deferred income taxes                     (592,402)      (704,931)
   Increase in cash resulting from
   changes in operating
   assets and liabilities:
    Accounts receivable                      (184,004)      (290,887)
    Prepaid expenses                          252,951       (193,463)
    Restricted cash                        (2,978,942)    (3,361,717)
    Other assets                              (27,318)      (423,861)
    Accounts payable                         (598,470)       (25,939)
    Accrued expenses                           67,420       (438,333)
    Accrued commissions                       156,891        253,888
    Reserve for claims                       (605,775)       880,070
    Other liabilities                         367,016        (33,543)
    Deferred contract revenue               7,175,326      8,687,218
    Contingency payable                      (359,649)        86,626
                                            ----------    ----------
      Net cash provided by
       operating activities of
       continuing operations                4,909,809      7,096,097
                                            ----------      ---------
      Net cash used in operating
       activities of discontinued
       operations                               -           (578,821)
                                           ---------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of United States Treasury
  Bills                                     1,720,788     13,601,895
  Net purchases of marketable securities (5,421,247) (31,092,890) Purchase of furniture, fixtures, and
  equipment                                   (40,383)      (282,515)
  Note from related party                      25,000         25,000
                                              --------       --------
      Net cash used in investing
       activities                          (3,715,842)   (17,748,510)
                                           ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock               (1,564,003)    (1,618,704)
  Proceeds from exercise of stock options         -           68,278
                                             ---------      --------
     Net cash used in financing activities (1,564,003)    (1,550,426)
                                             ---------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS    (370,036)   (12,781,660)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                    17,432,848     30,145,855
                                           ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $17,062,812    $17,364,195
                                          ===========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                           $1,613,505    $ 1,675,618
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2001, and the consolidated results of operations and cash flows for the periods ended July 31, 2001 and 2000. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the nine and three month periods ended July 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                              Net Income   Shares  Per Share

For the nine months ended July 31, 2001

Basic EPS
Net income attributable to common shares     $1,829,735  4,140,494    $.44

Effect of dilutive securities: stock options      -        176,054    (.02)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $1,829,735  4,316,548    $.42
                                               ========  =========    ====


For the nine months ended July 31, 2000

Basic EPS
Net income attributable to common shares     $1,428,772  4,604,280    $.31

Effect of dilutive securities: stock options      -        181,021    (.01)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $1,428,772  4,785,301    $.30
                                              =========  =========    =====

                                              Net Income   Shares  Per Share

For the three months ended July 31, 2001

Basic EPS
Net income attributable to common shares       $639,861  4,055,877    $.16

Effect of dilutive securities: stock options      -        169,908    (.01)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $639,861  4,225,785    $.15
                                               ========  =========    ====


For the three months ended July 31, 2000

Basic EPS
Net income attributable to common shares       $532,486  4,458,829    $.12

Effect of dilutive securities: stock options      -        151,941    (.01)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $532,486  4,610,770    $.11
                                               ========  =========    =====

5. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No.142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No.142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No.142 effective November 1, 2002, with early adoption permitted. The Company believes that the adoption of the provisions of SFAS No.142 that are effective November 1, 2002 will not have a material effect on its results of operations and financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Nine Months ended July 31, 2001 compared to the Nine Months ended July 31, 2000

     Revenues decreased by approximately $966,000, or 2%, to approximately $44,439,000 for the nine months ended July 31, 2001 as compared to approximately $45,405,000 for the nine months ended July 31, 2000. This decrease was primarily due to: (i) a decrease in administrative and insurance fees resulting from a decrease in the number of service contracts accepted for administration by the Company in fiscal 2001; partially offset by (ii) an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration.

     Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $442,000, or 2%, to approximately $24,588,000 for the nine months ended July 31, 2001, as compared to approximately $24,146,000 for the nine months ended July 31, 2000. As a percentage of revenues, cost of services provided increased to 55% for the nine months ended July 31, 2001 as compared to 53% for the same period in 2000. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin decreased by approximately $1,408,000, or 7%, to approximately $19,851,000 for the nine months ended July 31, 2001, as compared to approximately $21,259,000 for the nine months ended July 31, 2000. This decrease is attributable to the decrease in revenues and the increase in costs of services provided as described above. Gross margin for the nine months ended July 31, 2001 was 45% as compared to 47% for the nine months ended July 31, 2000.

     Selling, general and administrative expenses increased by approximately $60,000, or 0.3%, to approximately $19,926,000 for the nine months ended July 31, 2001, as compared to approximately $19,866,000 for the nine months ended July 31, 2000. This increase was in large part due to: (i) increases in personnel, promotional, legal and banking costs; partially offset by (ii) decreased commissions paid as a result of decreased sales revenue. Selling, general and administrative expenses were 45% of revenues for the nine months ended July 31, 2001 as compared to 44% for the nine months ended July 31, 2000.


     Investment income increased by approximately $812,000, or 37%, to approximately $3,021,000 for the nine months ended July 31, 2001, as compared to approximately $2,209,000 for the same period in 2000. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended July 31, 2001 and a shift of investments from one and two year United States Treasury Notes to longer term government securities which provide a greater yield.

     Income from continuing operations before provision for income taxes decreased by approximately $657,000, or 18%, to approximately $2,946,000 for the nine months ended July 31, 2001, as compared to approximately $3,603,000 for the same period in 2000. For the nine months ended July 31, 2001, the Company recorded a provision for income taxes on continuing operations of approximately $1,116,000, as compared to a provision for income taxes on continuing operations of approximately $1,371,000 in the same period in 2000. Income from continuing operations was approximately $1,830,000 for the nine months ended July 31, 2001, as compared to approximately $2,232,000 for the nine months ended July 31, 2000.

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

     Net income for the nine months ended July 31, 2001 was approximately $1,830,000, as compared to approximately $1,429,000 for the same period in 2000. Diluted income per share from continuing operations for the nine months ended July 31, 2001 decreased by $.05 to $.42 per share, as compared to $.47 per share for the same period in 2000. Diluted net income per share for the nine months ended July 31, 2001 was $.42 as compared to diluted net income per share of $.30 for the same period in 2000.


For the Three Months ended July 31, 2001 compared to the Three Months ended July 31, 2000

     Revenues decreased by approximately $4,000, to approximately $16,822,000 for the three months ended July 31, 2001 as compared to approximately $16,826,000 for the three months ended July 31, 2000. During the current quarter there was a decrease in administrative and insurance fees resulting from a decrease in the number of service contracts accepted for administration by the Company in fiscal 2001 offset by an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration.

     Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $42,000, or 0.5%, to approximately $9,362,000 for the three months ended July 31, 2001, as compared to approximately $9,320,000 for the three months ended July 31, 2000. As a percentage of revenues, cost of services provided increased to 55.7% for the three months ended July 31, 2001 as compared to 55.4% for the same period in 2000.

     Gross margin decreased by approximately $46,000, or 0.6%, to approximately $7,460,000 for the three months ended July 31, 2001, as compared to approximately $7,506,000 for the three months ended July 31, 2000. This decrease is primarily attributable to the increase in costs of services as described above. Gross margin for the three months ended July 31, 2001 was 44.3% as compared to 44.6% for the three months ended July 31, 2000.

     Selling, general and administrative expenses increased by approximately $261,000, or 4%, to approximately $7,286,000 for the three months ended July 31, 2001, compared to approximately $7,025,000 for the three months ended July 31, 2000. This increase was in large part due to: (i) increases in personnel, promotional, legal and banking costs; partially offset by (ii) decreased commissions paid as a result of decreased sales revenue. Selling, general and administrative expenses were 43.3% of revenues for the three months ended July 31, 2001 as compared to 41.7% for the three months ended July 31, 2000.

     Investment income was approximately $862,000 for the three months ended July 31, 2001, as compared to approximately $863,000 for the same period in 2000.

     Income from continuing operations before provision for income taxes decreased by approximately $308,000, or 23%, to approximately $1,036,000 for the three months ended July 31, 2001, as compared to approximately $1,344,000 for the same period in 2000. For the three months ended July 31, 2001, the Company recorded a provision for income taxes on continuing operations of approximately $396,000, as compared to a provision for income taxes on continuing operations of approximately $506,000 in the same period in 2000. Income from continuing operations was approximately $640,000 for the three months ended July 31, 2001, as compared to approximately $838,000 for the three months ended July 31, 2000.

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

     Net income for the three months ended July 31, 2001 was approximately $640,000, as compared to approximately $532,000 for the same period in 2000. Diluted income per share from continuing operations for the three months ended July 31, 2001 decreased by $.03 to $.15 per share, as compared to $.18 per share for the same period in 2000. Diluted net income per share for the three months ended July 31, 2001 was $.15 as compared to diluted net income per share of $.11 for the same period in 2000.

Liquidity and Capital Resources

     Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities, which have maturities ranging between two to ten years, were approximately $60,014,000 at July 31, 2001, as compared to approximately $56,355,000 at October 31, 2000. The increase of approximately $3,659,000 was primarily the result of cash provided by the Company's operating activities partially offset by the purchase of treasury stock.

     During the fiscal year ended October 31, 1997, the Company entered into a $3,000,000 revolving credit facility with the Chase Manhattan Bank. Under the terms of the facility, advances bear interest at 1/2% above the prime rate and the Company is obligated to pay an annual facility fee of 1/2% of the total available amount. Outstanding amounts under the credit facility are secured by a pledge of all accounts receivable of the Company. As at July 31, 2001, no amounts had been borrowed under the credit facility.

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

Item 3. Qualitative and Quantitative Disclosures of Market Risk

     The Company has historically invested its cash on hand in short and long term, fixed rate, highly rated and highly liquid instruments with maturities ranging between 1 and 6 years which were reinvested upon maturity. During this fiscal year, the Company has shifted its investment policy to invest more in longer term government securities with maturities ranging between 2 and 10 years, which provide a greater yield. Although the existing investments are not considered at risk with respect to changes in interest rates or markets for these instruments, the rate of return on investments could be affected at the time of reinvestment.

     The Company has not purchased future, forward, option or other derivative instruments to hedge against fluctuations in the prices of the investments it purchases. As a result, future investment purchases are subject to changes in the prices of such investments.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and one of its subsidiaries are parties to several related proceedings arising out of the administration of service contracts marketed by CECO Management Corp. ("CECO"), a Texas based company operating under the name "Warranty Gold" and its successor.

     In April 2001, CECO filed an action for declaratory judgment against National Service Contract Insurance Company Risk Retention Group ("NSC"), the Company's insurance subsidiary, in the District Court of Travis County, Texas, seeking a determination that insurance policies issued by NSC will indemnify CECO for service contract claims in excess of reserve funds. That action has been removed to the United States District Court for the Western District of Texas, Austin Division. The Company moved to dismiss the case for improper venue or transfer it to the Eastern District of New York, and CECO moved to remand the case to state court. Both motions are pending.

     In May 2001, NSC brought a declaratory judgment action in the United States District Court for the Eastern District of New York seeking a determination that it has no liability to CECO for payment of service contract claims in excess of the reserve funds. At the same time, the Company brought an action against CECO in the United States District Court for the Eastern District of New York alleging that CECO breached its contract with the Company by selling service contracts through another administrator after March 1, 2000. In July 2001, CECO filed various counterclaims against the Company, alleging that the Company breached a contract with CECO, and other duties owed to CECO, and sought compensatory and punitive damages and injunctive relief. CECO has moved for an immediate injunction removing the Company as the administrator for service contracts sold by CECO before March 2000. That motion is pending.

     At this early stage of litigation, the company is not able to predict the outcome of the claims and counterclaims in these related actions.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
     There were no reports on Form 8-K filed during the three months ended July 31, 2001.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                               INTERSTATE NATIONAL DEALER SERVICES, INC.


September 13, 2001                By:       /s/Zvi D. Sprung
------------------                   ----------------------------------
     Date                                   Zvi D. Sprung
                                         Chief Financial Officer