Form 10-K
period 2001-10-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2002-01-28
CIK 918184

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year October 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 18, 2002 as reported on the NASDAQ National Market ("NASDAQ"), was approximately $14,523,000.

As of January 18, 2002, Registrant had issued and outstanding 3,967,449 shares of Common Stock.

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

     In order to sell service contracts to vehicle owners who had not purchased a service contract at the time of their vehicle purchase, the Company also makes sales through its own and third party call center facilities and through its own and third party internet sites. To facilitate such direct sales, the Company offers a service contract financing program. Under the Company's financing program, a purchaser of a service contract is given the option to pay for such contract on a monthly basis over a period of time, without interest. As of October 31, 2001, the Company's receivables from its financing program totaled approximately $5,359,000. The Company believes its exposure from these financed contracts is limited because the service contract is terminated if the purchaser fails to make his monthly payments to the Company.

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

     The Company does business in 49 states and believes it has complied in all material respects with applicable regulations in all such states.

Employees

     As of October 31, 2001, the Company had 138 full-time employees and 6 part-time employees. None of the Company employees is represented by a labor union, and the Company considers its relations with its employees to be good.

Item 2.  Properties

     The Company currently occupies approximately 26,500 square feet of office space at 333 Earle Ovington Blvd., Mitchel Field, New York 11553. Of such space, 13,000 square feet are occupied pursuant to a ten-year lease which commenced March 1, 1995, at an initial annual rent of approximately $300,000, and the remaining 13,500 square feet are occupied pursuant to a six-year sublease which commenced October 1996 and was amended in November 1997, at an amended annual rent of approximately $237,000. (See Note 7 to the Notes to Consolidated Financial Statements for future lease payments under this lease and sublease.)

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

     The Company and NSC were involved in certain legal proceedings and related litigation with CECO Management Corp. ("CECO"), a Texas based company operating under the name "Warranty Gold", and its successor. Motions that had been brought by CECO were pending before the courts in Texas and in New York. Both of these motions were denied. The Texas court did not remand the Texas case to state court, and the New York court did not grant the injunction and other relief sought by CECO.

     Following these court rulings, on October 12, 2001, the Company and the other parties involved in or related to the cases resolved and settled these proceedings. As part of the settlement, the Company transferred all administrative responsibilities and insurance coverages with respect to the Warranty Gold service contracts to a third party, National Warranty Insurance Risk Retention Group. The cost to the Company of the settlement, including legal fees, was approximately $4,359,000.

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

                                       Common
                                       Stock
                               ------------------------

                                   High      Low
Fiscal 2000

First Quarter Ended 01/31/01      6.250     5.063

Second Quarter Ended 04/30/00     7.375     4.750

Third Quarter Ended 07/31/01      6.313     4.719

Fourth Quarter Ended 10/31/01     6.125     4.969

Fiscal 2001

First Quarter Ended 01/31/01      6.250     5.625

Second Quarter Ended 04/30/00     6.063     4.563

Third Quarter Ended 07/31/01      6.450     5.130

Fourth Quarter Ended 10/31/01     6.950     4.360

Fiscal 2002

First Quarter Through 01/18/02    5.250     4.550

    As of January 18, 2002, there were 56 holders of record of Common Stock.

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

Item 6.  Selected Financial Data

     The following table summarizes certain selected financial data, which should be read in conjunction with the Company's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. The selected financial data below as of and for each of the fiscal years in the five year period ended October 31, 2001 are derived from the audited consolidated financial statements of the Company.






                           2001         2000          1999         1998         1997
                           ----         ----          ----         ----         ----

Revenues                $59,853,318  $61,654,625  $56,151,613  $49,283,426  $37,928,719
(Loss) income from
continuing operations      (252,985)   2,870,658    3,088,560    3,303,802    2,136,673
Loss from discontinued
operations                     -        (803,246)    (273,753)        -            -
Net (loss) income          (252,985)   2,067,412    2,814,807    3,303,802    2,136,673
Per Diluted Share:
 (Loss) income from
 continuing operations       (.06)        .61          .62          .67           .54
 Loss from
 discontinued
 operations                    -         (.17)        (.05)          -              -
 Net (loss) income           (.06)        .44          .57          .67           .54
Total assets             86,613,542   79,784,928   68,661,087   53,406,741   41,282,561
Long term obligations    56,799,324   48,474,194   37,262,045   28,216,427   20,111,223
Stockholders' equity     19,343,074   20,800,567   20,924,415   18,115,563   14,458,838



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Year ended  October 31, 2001  compared to the Year ended October
    -------------------------------------------------------------------------
    31, 2000
    -------

     Revenues decreased by approximately $1,802,000, or 3%, to approximately $59,853,000 for the year ended October 31, 2001 as compared to approximately $61,655,000 for the year ended October 31, 2000. This decrease was primarily due to a decrease in administrative and insurance fees resulting from a decrease in the number of service contracts accepted for administration by the Company in fiscal 2001, partially offset by an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration.

     Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $66,000, or 0.2%, to approximately $33,753,000 for the year ended October 31, 2001, as compared to approximately $33,687,000 for the year ended October 31, 2000. As a percentage of revenues, costs of services provided increased to 56% for the year ended October 31, 2001 as compared to 55% for the same period in 2000. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin decreased by approximately $1,868,000, or 7%, to approximately $26,100,000 for the year ended October 31, 2001, as compared to approximately
$27,968,000 for the year ended October 31, 2000. This decrease is attributable to the decrease in revenues and the increase in costs of services provided as described above. Gross margin for the year ended October 31, 2001 was 44% as compared to 45% for the year ended October 31, 2000.

     Selling, general and administrative expenses decreased by approximately $13,000, or 0.001%, to approximately $26,526,000 for the year ended October 31, 2001, as compared to approximately $26,539,000 for the year ended October 31, 2000. This decrease was in large part due to decreased commissions and printing costs resulting from a decrease in sales revenue, mostly offset by increases in personnel, promotional, legal and banking costs. Selling, general and administrative expenses were 44% of revenues for the year ended October 31, 2001 as compared to 43% for the year ended October 31, 2000.

     Investment income increased by approximately $630,000, or 20%, to approximately $3,842,000 for the year ended October 31, 2001, as compared to approximately $3,212,000 for the same period in 2000. The increase is primarily a result of investment income generated by funds provided by operating activities in the twelve months ended October 31, 2001 and a shift of investments from one and two year United States Treasury Notes to longer term government securities which provide a greater yield.

     Nonrecurring loss was approximately $4,359,000 for the year ended October 31, 2001. The Company and NSC, the Company's insurance subsidiary, were involved in certain legal proceedings and related litigation with CECO Management Corp. ("CECO"), a Texas based company operating under the name "Warranty Gold", and its successor. On October 12, 2001, the Company and the other parties involved in or related to the cases resolved and settled these proceedings. As part of the settlement, the Company transferred all administrative responsibilities and insurance coverages with respect to the Warranty Gold service contracts to a third party. The cost to the Company of the settlement, including legal fees, was approximately $4,359,000.

Income (loss) from continuing operations before provision for income taxes decreased by approximately $5,567,000, or 120%, to approximately $(942,000) for the year ended October 31, 2001, as compared to approximately $4,625,000 for the same period in 2000. For the year ended October 31, 2001, the Company recorded a benefit from income taxes on continuing operations of approximately $689,000, as compared to a provision for income taxes on continuing operations of approximately $1,755,000 in the same period in 2000. The effective tax rate in fiscal 2001 was reduced as a result of nontaxable interest income earned on municipal bonds. Income (loss) from continuing operations was approximately
$(253,000) for the year ended October 31, 2001, as compared to approximately $2,871,000 for the year ended October 31, 2000. Income from continuing operations before provision for income taxes, excluding the nonrecurring item referred to above, decreased by approximately $1,208,000, or 26%, to approximately $3,417,000 for the year ended October 31, 2001, as compared to approximately $4,625,000 for the same period in 2000.

     Loss from discontinued operations net of taxes was approximately $803,000 for the year ended October 31, 2000. The loss from discontinued operations resulted from costs incurred by the Company's subsidiary, Uautobid.com, to develop and finance its car buying web site. In July 2000, after an extensive review and evaluation, the Company decided to abandon the operations of its Uautobid.com subsidiary. The Company determined that further investment in this operation was not prudent due to the higher level of risk associated with the rapidly changing and increasingly competitive internet car buying market.

     Net loss for the year ended October 31, 2001 was approximately $253,000, as compared to net income of approximately $2,067,000 for the same period in 2000. Diluted net loss per share for the year ended October 31, 2001 was $.06 as compared to diluted net income per share of $.44 for the same period in 2000. Income from continuing operations for the year ended October 31, 2001, excluding the nonrecurring item explained above, was approximately $2,343,000, as compared to income from continuing operations of approximately $2,871,000 for the same period in 2000. Diluted income per share from continuing operations for the year ended October 31, 2001, excluding the nonrecurring item, decreased by $.06 to $.55 per share, as compared to $.61 per share for income from continuing operations for the same period in 2000.

    For the Year ended  October 31, 2000  compared to the Year ended October
    -------------------------------------------------------------------------
    31, 1999
    --------

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

     Costs  of  services  provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $5,558,000, or 20%, to approximately $33,687,000 for the year ended October 31, 2000, as compared to approximately $28,129,000 for the year ended October 31, 1999. As a percentage of revenues, costs of services provided increased to 55% for the year ended October 31, 2000 as compared to 50% for the same period in 1999. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

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

Liquidity and Capital Resources

     Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities, which have maturities ranging between 2 to 5 years, were approximately $57,843,000 at October 31, 2001, as compared to approximately $56,355,000 at October 31, 2000. The increase of approximately $1,971,000 was primarily the result of cash provided by the Company's operating activities, partially offset by cash used to purchase furniture, fixtures and equipment and cash used to purchase treasury stock. As of January 18, 2002, the Company had purchased 731,000 shares of treasury stock at an average price of $5.26 per share. The Board of Directors has approved the purchase of up to 2,000,000 shares of the Company's stock.


     The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next fiscal year at the Company's present level of revenues and business activity.

Capital Expenditures

     The Company intends to spend approximately $200,000 in fiscal 2002 for the purchase of computer hardware and software and telephone equipment to enable the Company to increase its efficiency in administering contracts and to expand its internet presence.

Impact of Inflation

     The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.  Financial Statements and Supplementary Data

       Annexed hereto starting on page F-1.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page

Report of Independent Public Accountants                                 F-2

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of October 31, 2001 and 2000            F-3

  Consolidated Statements of Operations for the three years ended
  October 31, 2001                                                       F-4

  Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the three years ended October 31, 2001                      F-5

  Consolidated Statements of Cash Flows for the three years ended
  October 31, 2001                                                       F-6

  Notes to Consolidated Financial Statements                             F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Interstate National Dealer Services, Inc.:


We have audited the accompanying consolidated balance sheets of Interstate National Dealer Services, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interstate National Dealer Services, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP





New York, New York
January 4, 2002

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         AS OF OCTOBER 31, 2001 AND 2000




                  ASSETS                               2001          2000
                  ------                            ---------      ---------


CURRENT ASSETS:

  Cash and cash equivalents                       $ 18,511,679  $ 17,432,848
  United States Treasury Bills, at cost              2,122,635     3,994,290
  Accounts receivable, net of allowance for
   doubtful accounts of $300,000                     6,410,709     6,949,052
  Prepaid expenses                                   2,117,984       643,971
                                                  ------------    -----------
           Total current assets                     29,163,007    29,020,161

MARKETABLE SECURITIES                               37,208,929    34,927,698

RESTRICTED CASH                                     13,212,072     8,951,105

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $2,436,017 and $1,906,110,
 respectively                                        1,092,970     1,440,152

DEFERRED INCOME TAXES                                4,238,077     3,732,001

NOTE FROM RELATED PARTY                                 20,000        45,000

OTHER ASSETS                                         1,678,487     1,668,811
                                                   -----------   -----------
                                                   $86,613,542   $79,784,928
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 4,756,179   $ 5,258,874
  Accrued expenses                                     863,403       615,774
  Accrued commissions                                1,345,441     1,178,561
  Reserve for claims                                 2,403,153     3,082,260
  Other liabilities                                  1,102,968       374,698
                                                    ----------     ---------
           Total current liabilities                10,471,144    10,510,167

DEFERRED CONTRACT REVENUE                           54,661,093    45,993,786

CONTINGENCY PAYABLE                                  2,138,231     2,480,408
                                                   -----------    ----------

           Total liabilities                        67,270,468    58,984,361
                                                   -----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no issued shares                    -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,698,449 shares issued
   and 3,967,449 and 4,254,749 shares outstanding,
   respectively                                         46,985        46,985
  Additional paid-in capital                        11,226,786    11,226,786
  Retained earnings                                 11,593,589    11,846,574
  Accumulated other comprehensive income (loss)        325,102       (34,393)
  Less: Treasury stock, at cost (731,000 and
   443,700 shares, respectively)                    (3,849,388)   (2,285,385)
                                                    ----------    ----------

           Total stockholders' equity               19,343,074    20,800,567
                                                    ----------   ------------
                                                   $86,613,542   $79,784,928
                                                   ===========   ===========



              The accompanying notes to financial statements are an
               integral part of these consolidated balance sheets.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 2001



                                        2001         2000        1999
                                        ----         ----        ----

REVENUES                             $59,853,318 $61,654,625 $56,151,613

OPERATING COSTS AND EXPENSES:
  Costs of services provided          33,752,925  33,687,171  28,129,523
  Selling, general and administrative
  expenses                            26,525,676  26,539,545  24,838,899
                                      ----------  ----------  ----------

    Operating (loss) income             (425,283)  1,427,909   3,183,191

OTHER INCOME (EXPENSE):
  Investment income                    3,842,280   3,212,400   1,869,802
  Interest expense                          -        (15,000)    (15,000)
  Nonrecurring loss                   (4,359,237)       -           -
                                        --------     -------    -------
  (Loss)income from continuing
   operations before provision for
   income taxes                         (942,240)  4,625,309   5,037,993

(BENEFIT) PROVISION FOR INCOME TAXES    (689,255)  1,754,651   1,949,433
                                       ---------   ---------   ---------
  (Loss) income from continuing
   operations                           (252,985)  2,870,658   3,088,560


DISCONTINUED OPERATIONS:
  Loss from discontinued operations,
   net of income taxes of $445,884
   and $189,842, respectively               -       (642,966)   (273,753)
  Loss from abandonment, net of
   income taxes of $111,151                 -       (160,280)       -
                                        ---------  ---------   ---------
  Total loss from discontinued
   operations                               -       (803,246)   (273,753)
                                        ---------  ---------   ---------
  Net (loss) income                   $ (252,985) $2,067,412  $2,814,807
                                        =========  =========   =========

NET (LOSS) INCOME PER SHARE - BASIC:


Continuing operations                   $(.06)       $ .63      $ .66
Discontinued operations                 $  -         $(.17)     $(.06)
                                        -----        ------      -----
Total                                   $(.06)       $ .46      $ .60
                                        =====         =====      ======


Weighted average shares
 outstanding                           4,096,877   4,528,001   4,664,632
                                       =========   =========   =========



NET (LOSS) INCOME PER SHARE - DILUTED:


Continuing operations                   $(.06)       $ .61      $ .62
Discontinued operations                 $  -         $(.17)     $(.05)
                                        -----        ------      -----
Total                                   $(.06)       $ .44      $ .57
                                         =====        =====      ======


Weighted average shares
 outstanding                           4,272,144   4,709,794   4,980,000
                                       =========   =========   =========






        The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2001

                                                             Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income     Treasury
                    of Shares Amount   Capital    Earnings    (Loss)       Stock      Total



BALANCE AT
OCTOBER 31, 1998   4,650,916 $46,509 $11,104,699  $6,964,355   $  -      $    -     $18,115,563

Shares issued
 pursuant to
 exercise of
 stock options        20,368     204      51,724       -          -           -          51,928

COMPREHENSIVE INCOME:
 Net income for
 the year ended
 October 31, 1999       -         -         -      2,814,807      -           -       2,814,807

Other comprehensive loss:
 Unrealized loss on
 available for sale
 securities             -         -         -          -       (57,883)       -         (57,883)
                   --------   -----   ---------    ---------   --------  ---------    ---------
 Total comprehensive income
 for the year ended
 October 31, 1999       -         -         -      2,814,807   (57,883)       -       2,756,924
                   --------   -----   ---------    ---------   --------  ---------    ---------
BALANCE AT
OCTOBER 31, 1999   4,671,284  46,713  11,156,423   9,779,162   (57,883)       -      20,924,415

Shares issued
 pursuant to
 exercise of
 stock options        27,165     272      70,363       -          -           -          70,635

Purchase of
 treasury stock         -         -         -          -          -     (2,285,385)  (2,285,385)


COMPREHENSIVE INCOME:
 Net income for
 the year ended
 October 31, 2000       -         -         -      2,067,412      -           -       2,067,412

Other comprehensive income:
 Unrealized gain on
 available for sale
 securities             -         -         -          -        23,490        -          23,490
                   --------   -----   ---------    ---------   --------  ---------    ---------

 Total comprehensive income
 for the year ended
 October 31, 2000       -         -         -      2,067,412    23,490        -       2,090,902
                   --------   -----   ---------    ---------   --------  ---------    ---------
BALANCE AT
OCTOBER 31, 2000   4,698,449  46,985  11,226,786  11,846,574   (34,393) (2,285,385)  20,800,567

Purchase of
 treasury stock         -         -         -          -          -     (1,564,003)  (1,564,003)

COMPREHENSIVE INCOME:
 Net loss for
 the year ended
 October 31, 2001       -         -         -       (252,985)     -           -        (252,985)

Other comprehensive income:
 Unrealized gain on
 available for sale
 securities             -         -         -          -       359,495        -         359,495
                   --------   -----   ---------    ---------   --------  ---------    ---------

 Total comprehensive income
 for the year ended
 October 31, 2001       -         -         -       (252,985)  359,495        -         106,510
                   --------   -----   ---------    ---------   --------  ---------    ---------
BALANCE AT
OCTOBER 31, 2001   4,698,449 $46,985 $11,226,786 $11,593,589  $325,102 $(3,849,388) $19,343,074
                   ========   ======  =========   ==========    ======   =========   ==========


           The accompanying notes to financial statements are an integral part of these consolidated statements.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 2001

                                               2001         2000          1999
                                               ----         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) income from continuing operations $ (252,985)  $2,870,658    $3,088,560
  Adjustments to reconcile net income
  from continuing operations to net cash
  provided by operating activities:
   Depreciation and amortization              529,907      580,737       519,315
   Deferred income taxes                     (506,076)    (912,704)     (691,454)
   Increase in cash resulting from
   changes in operating assets and
   liabilities:
    Accounts receivable                       538,343        8,402     1,206,428
    Prepaid expenses                       (1,474,013)      68,680       (59,370)
    Restricted cash                        (4,260,967)  (4,523,007)     (564,332)
    Other assets                               (9,676)    (446,865)   (1,688,211)
    Accounts payable                         (502,695)    (276,718)    2,032,720
    Accrued expenses                          247,629     (385,691)      364,260
    Accrued commissions                       166,880      (29,179)      206,562
    Reserve for claims                       (679,107)     840,297       619,602
    Other liabilities                         728,270     (113,169)      176,732
    Deferred contract revenue               8,667,307   11,247,929     8,481,286
    Contingency payable                      (342,177)     (35,780)      564,332
                                           ----------   ----------    -----------

    Net cash provided by operating
    activities of continuing operations     2,850,640    8,893,590    14,256,430
                                           ----------   ----------    ----------

    Net cash used in operating activities
    of discontinued operations                   -        (578,821)     (273,753)
                                            ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of United States Treasury
   Bills                                    1,871,655   11,302,478     1,148,571
  Net purchases of marketable securities   (1,921,736) (29,720,134)   (5,241,957)
  Purchase of furniture, fixtures, and
  equipment                                  (182,725)    (420,370)     (701,267)
  Note from related party                      25,000       25,000        20,000
                                               ------      ------      ---------
    Net cash used in investing
    activities                               (207,806) (18,813,026)   (4,774,653)
                                           ----------   -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options       -          70,635        51,928
   Purchase of treasury stock              (1,564,003)  (2,285,385)         -
                                           ----------   -----------     --------
    Net cash (used in) provided by
    financing activities                   (1,564,003)  (2,214,750)       51,928
                                           ----------   ----------      ---------

NET INCREASE (DECREASE)IN CASH AND CASH
EQUIVALENTS                                 1,078,831  (12,713,007)    9,259,952

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                      17,432,848   30,145,855    20,885,903
                                           ----------   ----------    ----------

CASH AND CASH EQUIVALENTS, END OF
 YEAR                                     $18,511,679  $17,432,848   $30,145,855
                                          ===========   ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                          $ 1,623,505  $ 2,059,618    $2,384,824
                                          ===========   ===========   ==========
    Interest                              $      -       $  15,000    $   15,000
                                          ===========   ==========   ===========


        The accompanying notes to financial statements are an integral part of these consolidated statements.

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED OCTOBER 31, 2001

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------------------

Nature of Business

Interstate National Dealer Services, Inc. and subsidiaries (the "Company") designs, markets and administers service contracts and warranties for new and used motor vehicles and recreational vehicles and, to a lesser extent, watercraft, motorcycles and other vehicles. A service contract may be sold by any of the following entities: (1) either the seller originating the sale of the vehicle, (2) the financial institution financing the sale of the vehicle, or (3) other entities, including the Company, which sell the contract to the owner of the vehicle after the vehicle has been purchased. A vehicle service contract is an agreement between either the seller or the administrator of the service contract and the vehicle purchaser under which the seller or the administrator agrees to replace or repair for a specific term designated vehicle parts in the event of a mechanical breakdown. Vehicle service contracts supplement, or are in lieu of, manufacturers' warranties and provide a variety of extended coverage options (typically ranging from three months to seven years and/or 3,000 miles to 150,000 miles) generally offered for sale by sellers to vehicle purchasers in a manner similar to other options. The Company enters into a non-exclusive agreement with each seller, under which the Company obtains insurance coverage to cover such seller's liability for claims under its vehicle service contracts and assists such seller, and purchasers, with the making, processing and adjustment of claims. In April 1995, the Company formed a subsidiary insurance company, National Service Contract Insurance Company Risk Retention Group, Inc. ("NSC"). The insurance policies arranged by the Company as administrator to its dealers are underwritten by either NSC or one of two non-affiliated insurance companies.

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

Fair Value of Financial Instruments

The Company follows the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." To meet the reporting requirements of SFAS No. 107, the Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate the fair value. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. At October 31, 2001, the carrying value of all financial instruments approximated fair value.

Investments

The Company accounts for investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's short-term investments consist of Treasury Bills which are stated at cost, and which approximate fair market value at October 31, 2001 and 2000. The Company's Marketable Securities consist of securities held to maturity and securities available for sale. Securities held to maturity include long term Treasury Bills, maturing between one and two years. Long term Treasury Bills at October 31, 2001 and 2000 total $11,217,858 and $14,444,690, respectively, and are stated at amortized cost. Securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders' equity on an after tax basis as part of comprehensive income. Gains and losses on the disposition of securities are recognized on the specific identification method in the period in which they occur.

Securities available for sale at October 31, 2001 consist of:

                                          Unrealized  Unrealized
                                           Holding     Holding       Market
                                Cost       Gains       Losses        Value

    Government Securities    $25,463,943  $527,128     $  -      $25,991,071
                             -----------   -------     -------   -----------


Securities available for sale at October 31, 2000 consist of:

                                          Unrealized   Unrealized
                                           Holding      Holding       Market
                                 Cost      Gains         Losses       Value

    Government Securities    $19,568,665  $13,436    $(45,122)    $19,536,979
    Corporate Bonds              948,736     -         (2,707)        946,029
                              ---------  -------     ----------     ---------
                             $20,517,401  $13,436    $(47,829)    $20,483,008
                              ==========  =======     ========     ==========

Investment income for the years ending October 31, 2001, 2000, and 1999 was $3,842,280, $3,212,400 and $1,869,802, respectively.

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


      Furniture and fixtures          7 years
      Office equipment                5 to 10 years
      Leasehold improvements          the lesser of the lease term or useful
                                      life

Restricted Cash

In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital, a member company of Royal and SunAlliance USA ("Orion"), to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Pursuant to the terms of the agreement, the Company deposits certain funds collected on the sale of contracts insured by Orion into an escrow account. The balance of this escrow account, which totaled approximately $11,074,000 and $6,471,000 at October 31, 2001 and 2000,
respectively, is included in restricted cash.

Pursuant  to  an  agreement  among  the  Company,   one  of  the  non-affiliated
underwriters of the insurance policies administered by the Company and its managing agent, a specified amount is required to be deposited into an escrow account for each contract sold by the Company and underwritten by such insurer. These funds held in escrow by an independent third party are to be used for paying the costs of administering service contracts should the Company be unable to do so for any reason. Under the agreement, the Company is entitled to receive on a quarterly basis, any funds in excess of a specified amount for each active service contract. For the years ended October 31, 2001, 2000 and 1999, the Company received approximately $242,000, $219,000 and $227,000, respectively, of such funds, which are reflected in revenues in the accompanying consolidated statements of operations. The balance in this escrow account totaled approximately $679,000 and $785,000 at October 31, 2001 and 2000, respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Certain of the service contract programs offered by the Company provide that the claim reserves generated by each dealer be placed in interest-bearing accounts maintained by The Chase Manhattan Bank. To the extent such reserves are unconsumed on expired contracts, then (a) with respect to dealers who reach specified sales volumes of service contracts, such unconsumed reserves and any interest earned thereon are distributed (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level) to the dealer and (b) with respect to each other dealer, such unconsumed reserves and any interest earned thereon are distributed to the Company (subject to the underwriter's consent based on its satisfaction that a dealer's reserves are in an amount in excess of an actuarially acceptable level). The Company did not receive a distribution of such unconsumed reserves in the years ended October 31, 2001, October 31, 2000 and October 31, 1999. The balance in these interest-bearing accounts totaled approximately $1,459,000 and $1,695,000 at October 31, 2001 and 2000,
respectively. The same amounts have been reflected as contingency payable in the accompanying consolidated balance sheets.

Reserve for Claims

Reserve for claims represents claims that were approved for payment as of October 31, 2001 and 2000, but not paid as of those respective dates.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period. Comprehensive income is the total of net income and other comprehensive income/loss which includes unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Included in other comprehensive income for the years ended October 31, 2001, October 31, 2000 and October 31, 1999 are unrealized gains of $359,495 and $23,490 and an unrealized loss of $57,883, respectively, on available for sale securities.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". This pronouncement establishes a fair value based method of accounting and reporting for stock-based compensation. Under SFAS No. 123, companies may elect to follow the fair value based method or to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company has elected to follow the accounting guidance of APB 25 with pro forma disclosure of the fair value method specified in SFAS No. 123.

Net Income Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share". Basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations (See Note 9).

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. Derivative instruments are recognized as gains or losses in the period of change. If certain conditions are met where the derivative instrument has been designated as a fair value hedge, the hedged item is also marked to market through earnings thus creating an offset. If the derivative is designed and qualifies as a cash flow hedge, the changes in fair value of the derivative instrument is recorded in comprehensive income. The Company presently does not make use of derivative instruments.


Recently Issued Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The impact of the adoption of SFAS No. 141 and 142 was not significant.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2001. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Statement retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. The provisions of this statement are required to be adopted no later than fiscal years beginning after December 31, 2001, with early adoption encouraged. The Company does not currently own such tangible long-lived assets.

2.  FURNITURE, FIXTURES AND EQUIPMENT:
    ----------------------------------

Furniture, fixtures and equipment consists of the following:

                                           October 31,
                                            2001        2000
       Furniture and fixtures            $815,665    $ 803,104
       Office equipment                 2,413,997    2,243,833
       Leasehold improvements             299,325      299,325
                                          -------      -------
                                        3,528,987    3,346,262

       Less: Accumulated depreciation
             and  Amortization          2,436,017    1,906,110
                                        ---------    ---------
                                       $1,092,970   $1,440,152
                                        =========   ==========

3.  INCOME TAXES:
    -------------

The provision for income taxes consists of the following:

                                           October 31,
                                2001         2000          1999
                                ----         ----          ----
     Federal:
        Current             $   88,335    $1,745,704   $1,967,697
        Deferred              (532,153)     (689,251)    (517,656)

     State:
        Current                (69,488)      364,616      483,348
        Deferred              (175,949)     (223,453)    (173,798)
                           -----------     ---------    ---------
                              (689,255)    1,197,616    1,759,591
     Plus: tax benefits
     from discontinued
     operations                   -          557,035      189,842
                               -------     ---------    ----------

     (Benefit) provision for
     income taxes from
     continuing operations  $ (689,255)   $1,754,651   $1,949,433
                            ===========   ==========   ==========

The differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate were as follows:



                                  October 31,
                          2001        2000          1999
                          ----       -----         -----
U.S. Federal
statutory rate            (34%)         34%          34%
Tax on municipal
bond interest             (35)
State income taxes,
net of Federal benefit     (4)           4            5
                           ---          ---         ---
Effective tax rate        (73%)         38%          39%
                           ===          ===          ===

Deferred income taxes of approximately  $4,238,000 and $3,732,000 at October
31, 2001 and October 31, 2000, respectively, result primarily from temporary differences between the financial accounting and income tax treatment of deferred contract revenue. Prepaid expenses of approximately $2,118,000 at October 31, 2001 include approximately $1,640,000 of prepaid income taxes.



4.  STOCKHOLDERS' EQUITY:
    --------------------

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

The following options to purchase the Company's common shares were outstanding under the Plan at October 31, 2001:

                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

    October 31, 1998                237,334        $2.35
      Exercised                     (10,868)         .74
      Expired                          (900)        1.31
                                   ----------
    October 31, 1999                225,566        $2.43

      Exercised                      (9,165)         .67
                                   ---------
    October 31, 2000                216,401        $2.50
      Exercised                          (0)
                                    --------
    October 31, 2001                216,401        $2.50
                                    =======

As of October 31, 2001, all of the outstanding options were exercisable and 12,400 shares were available for future grant.


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

The following options to purchase the Company's common shares were outstanding under the Incentive Plan at October 31, 2001:
                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

    October 31, 1998                225,700        $5.18
      Granted                        15,000         7.13
      Exercised                      (9,500)        4.62
      Expired                       (30,400)        4.63
                                  ----------
    October 31, 1999                200,800        $5.43

      Granted                        43,000         5.22
      Exercised                     (15,000)        4.00
      Expired                        (2,000)        5.38
                                    ---------
    October 31, 2000                226,800        $5.38
      Expired                        (4,000)        5.54
                                    --------
    October 31, 2001                222,800        $5.38

As of October 31, 2001, options to purchase 176,400 shares were exercisable and 42,900 shares were available for future grant.

c)  Other Options

From time to time, the Company will grant certain officers non-qualified stock options to purchase shares of common stock. The following options to purchase the Company's common shares were outstanding at October 31, 2001:

                                                   Weighted
                                                   Average
                                     Number        Exercise
                                    of Shares       Price

    October 31, 1998                186,000        $4.78
      Granted                             0           -
                                  ------------
    October 31, 1999                186,000        $4.78
      Granted                       100,000         5.01
                                   ----------
    October 31, 2000                286,000        $4.86
      Granted                             0
                                   --------
    October 31, 2001                286,000        $4.86

The exercise prices were equal to, or exceeded, the market value per share on the dates of grant. The options were immediately exercisable and expire ten years from the dates of grant.

d)  SFAS No. 123

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, the Company has chosen to continue to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. In accordance with APB Opinion No. 25, no compensation cost has been recognized by the Company, as all option grants have been made at the fair market value of the Company's stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for options granted in fiscal 2000 and 1999 as described by the provisions of SFAS No. 123, the Company's net income (loss) and diluted net income (loss) per share would have been as follows:


                                            2001       2000       1999
                                            ----       ----       ----

(Loss) income from continuing operations
  As reported                            ($252,985) $2,870,658 $3,088,560
  Pro forma                               (335,953)  2,609,350  2,992,378
Net (loss) income
  As reported                             (252,985) 2,067,412   2,814,807
  Pro forma                               (335,953) 1,806,104   2,718,625
Diluted (loss) income per share from
continuing operations
  As reported                              (.06)       .61        .62
  Pro forma                                (.08)       .55        .60
Diluted net (loss) income per share
  As reported                              (.06)       .44        .57
  Pro forma                                (.08)       .38        .55



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

The summary of options outstanding at October 31, 2001 is as follows:

  Exercise   Total        Weighted     Weighted   Total        Weighted
   Price      Options     Average      Average     Options     Average
   Range     Outstanding Contractual   Exercise   Exercisable  Exercise
                            Life        Price                   Price

    $.40       47,967       1.51        $0.40       47,967      $0.40
   1.3125-
     1.9688    72,000       3.80         1.58       72,000       1.58
 4.00-6.00    565,434       5.84         4.77      531,234       4.74
 6.75-9.313    39,800       6.30         7.54       27,600       7.69

e)  Treasury Stock

The Board of Directors of the Company has approved the purchase of up to 2,000,000 shares of treasury stock. As of October 31, 2001, the Company has purchased 731,700 shares of treasury stock at an average price of $5.26 per share.

f)  Shareholders Rights Plan

In September 1995, the Board of Directors of the Company adopted a Shareholders Rights Plan (the "Rights Plan") to help protect the Company's stockholders against certain coercive takeover tactics commonly used by corporate raiders to deprive stockholders of the long-term value of their investment through transactions that do not treat all stockholders equally. Under the terms of the Rights Plan, the Board of Directors declared a dividend of one common stock purchase right (a "Right") for each outstanding share of Common Stock of the Company held by stockholders of record on November 10, 1995. Each Right entitles the holder to purchase from the Company one share of Common Stock at a price of $25 per share, subject to adjustment upon the occurence of a triggering event, as defined.

5.  RELATED PARTY TRANSACTIONS:
    ---------------------------

In April 1997, the Company made a loan to one of its officers in the amount of $110,000. The loan bears interest at 7 percent per annum, payable quarterly, and is due in full in April 2002. Interest income of $1,750, $3,514 and $5,203 was recognized for the years ended October 31, 2001, 2000 and 1999, respectively. The balance outstanding at October 31, 2001 was $20,000.

In January 1998, the Company entered into an agreement with a subsidiary of Orion to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target Insurance Ltd. ("Target"), which is owned by certain of the officers and shareholders of the Company, which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 2001, 2000 and 1999, Target received approximately $58,100, $52,600 and $15,000, respectively, in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 2001, 2000 or 1999.



6.  EMPLOYEE BENEFIT PLAN:
    ----------------------
The Company maintains a 401(k) Profit Sharing Plan covering substantially all full-time employees, and provides for employee contributions of up to 15% of their salary. The Company did not match employee contributions in fiscal 1999. In fiscal 2000, the Company amended the plan to match employee contributions up to 50% of the first 3% of each employee's contribution, not to exceed 1 1/2% of the employee's gross salary. The Company's matching contributions for fiscal 2001 and fiscal 2000 were approximately $54,000 and $28,000, respectively. The Company makes contributions to the profit sharing portion of the plan which is discretionary and non-contributory. The Company did not make a contribution for the years ended October 31, 2001 and 2000. Approximately $101,000 was contributed by the Company for the year ended October 31, 1999.

7.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Letters of Credit

In connection with the Orion agreements explained in Note 5, the Company has issued two letters of credit through its principal lending institution in the amounts of $2,000,000 and $250,000. These letters of credit are irrevocable and have one-year renewable terms. Under the terms of the Orion agreements, the Company has committed to pay Orion a minimum of $630,000 in premiums for the period April 2001 through April 2002.

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

           Fiscal year                       Amount
           -----------                       ------
              2002                          682,000
              2003                          481,000
              2004                          479,000
              2005                          137,000
                                       ------------
                                         $1,779,000

Rent expense totaled approximately $666,000, $650,000 and $636,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

Employment Agreements

On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. The agreement terminates on December 31, 2011, but is automatically extended for additional one-year periods unless either party provides written notice that no further extensions shall be granted. The employment agreement provides for total compensation as the sum of his annual salary, annual bonus and annual performance bonus (if any) for that fiscal year. The annual salary of $250,000 may be increased annually at the discretion of the Board of Directors. The annual bonus is calculated based on the earnings of the Company and is equal to the greater of $150,000 or 4 1/2% of the Company's earnings before interest and taxes for the fiscal year. The annual performance bonus may be granted each year at the discretion of the Board of Directors. In the event of Mr. Luby's death or the termination of his employment agreement the amount the Company paid for his split-dollar life insurance policies which are recorded as non-interest bearing loans and totaled approximately $437,000 and $374,000 as of October 31, 2001 and 2000, respectively, will be reimbursed to the Company.

On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Cindy H. Luby providing for her employment as President and Chief Operating Officer of the Company. The agreement terminates on December 31, 2011, but is automatically extended for additional one-year periods unless either party provides written notice that no further extensions shall be granted. The employment agreement provides for total compensation as the sum of her annual salary, annual bonus and annual performance bonus (if any) for that fiscal year. The annual salary of $175,000 may be increased annually at the discretion of the Board of Directors. The annual bonus is calculated based on the earnings of the Company and is equal to the greater of $100,000 or 3 1/2% of the Company's earnings before interest and taxes for the fiscal year. The annual performance bonus may be granted each year at the discretion of the Board of Directors.

On February 1, 1999, the Company entered into an Amended and Restated Employment Agreement with Lawrence J. Altman providing for his employment as Senior Vice President, Marketing, of the Company. This agreement terminates on January 31, 2007. Mr. Altman is to be paid an annual salary of $70,710, which may be increased annually at the discretion of the Company. Mr. Altman is also entitled to receive monthly commissions equal to 2% of (i) all administrative fees for vehicle service contracts and vehicle warranties paid to the Company during each calendar month minus (ii) the aggregate selling expenses incurred by the Company for such month minus (iii ) $150,000. In addition to his annual salary and monthly commissions, Mr. Altman may also be paid an annual performance bonus in an amount, if any, determined at the discretion of the Board of Directors.

The future aggregate minimum annual compensation required under these agreements is approximately $746,000.

Litigation

In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that the settlement of all such current claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company's financial position and results of operations.

8.  NONRECURRING LOSS:
    ------------------

The Company was involved in certain legal proceedings and related litigation. In October 2001, the Company and the other parties involved in or related to the cases resolved and settled these proceedings. The cost of the settlement to the Company, including legal fees , was approximately $4,359,000.



9. EARNINGS PER SHARE:
   ------------------

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:


                                            Net Income   Shares     Per
                                                                   Share

For the year ended October 31, 2001

Basic EPS
Net loss attributable to common shares      $ (252,985) 4,096,877   $(.06)

Effect of dilutive securities: stock
options                                          -        175,267    ( - )
                                            ----------  ---------    -----

Diluted EPS
Net income attributable to common shares
  and assumed option exercises              $ (252,985) 4,272,144   $(.06)
                                              ========  =========    ====

For the year ended October 31, 2000

Basic EPS
Net income attributable to common shares    $2,067,412  4,528,001    $.46

Effect of dilutive securities: stock
options and warrants                             -        181,793    (.02)
                                            ----------  ---------    -----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $2,067,412  4,709,794    $.44
                                            ==========  =========    ====


For the year ended October 31, 1999

Basic EPS
Net income attributable to common shares    $2,814,807  4,664,632    $.60

Effect of dilutive securities: stock
options and warrants                             -        315,368    (.03)
                                            ----------  ---------    ----

Diluted EPS
Net income attributable to common shares
  and assumed option and warrant exercises  $2,814,807  4,980,000    $.57
                                            ==========  =========    ====

10. DISCONTINUED OPERATIONS:
    -----------------------

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


11. QUARTERLY CONSOLIDATED INFORMATION (unaudited):
    -----------------------------------------------

The following is a summary of unaudited quarterly financial information for the years ended October 31, 2001 and 2000:


                                   Year Ended October 31, 2001


                                First        Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter

Revenues                    $12,878,138  $14,739,473 $16,821,849 $15,413,858
Operating (loss) income        (456,011)     207,401     174,135    (350,809)
Net income (loss)               319,515      870,359     639,861  (2,082,720)
Basic earnings (loss) per
share                               .08          .21         .16        (.52)
Diluted earnings (loss) per
share                               .07          .20         .15        (.52)



                                Year Ended October 31, 2000


                                First        Second      Third       Fourth
                                Quarter     Quarter     Quarter     Quarter

Revenues                    $13,232,786  $15,347,002 $16,825,617 $16,249,220
Operating income                405,745      507,791     480,561      33,812
Income from continuing
operations                      653,826      740,644     837,548     638,640
Loss from discontinued
operations                     (237,163)    (261,021)   (305,062)       -
Net income                      416,663      479,623     532,486     638,640
Basic earnings per share
  Continuing operations             .14          .16         .19         .15
  Discontinued operations          (.05)        (.06)       (.07)         -
  Net income                        .09          .10         .12         .15
Diluted earnings per share
  Continuing operations             .13          .15         .18         .14
  Discontinued operations          (.04)        (.05)       (.07)         -
  Net income                        .09          .10         .11         .14

Item 9. Changes In and Disagreements with Accountant on Accounting and Financial Disclosure

    None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

    The table below sets forth certain information as of January 18, 2002 with respect to the executive officers and directors of the Company. Other than Chester J. Luby and Cindy H. Luby, who are father and daughter, none of the executive officers or directors of the Company is related.



    Name                            Age              Position

Chester J. Luby. . . . . . . .       70   Chairman, Chief Executive Officer and
                                           Director*

Cindy H. Luby. . . . . . . . .       47   President, Chief Operating Officer
                                           and Director**

Lawrence J. Altman . . . . . .       54   Senior Vice President, Marketing

Zvi D. Sprung . . . . . . . ..       52   Chief Financial Officer, Treasurer
                                           and Secretary

William H. Brown . . . . . . .       71   Director**

Donald Kirsch. . . . . . . . . .     70   Director*

Harvey Granat . . . . . . . . .      64   Director***

- ------------------------
    * Term expires 2003

  **  Term expires 2004

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

     Harvey Granat has been the President and Chief Executive Officer of Sterling/Carl Marks Capital, Inc. ("Sterling"), a Small Business Investment Company, since 1988. In addition, since August 2001, Mr. Granat is also Managing Director of Corporate Solutions Group, an investment banking marketing partner of American Express Company. Prior to joining Sterling, Mr. Granat was the President and Chief Executive Officer of Sussex Leasing Corp., an equipment leasing company. He has been a director of the Company since January 1999.

     Based solely on its review of copies received by the Company of reports of ownership of and changes in ownership of securities filed with the Securities and Exchange Commission by the Company's officers, directors and greater than 10% shareholders, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended October 31, 2001, all filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with as required by Section 16 (a) of the Securities and Exchange Act of 1934, as amended.

Item 11.  Executive Compensation

     The following table summarizes the compensation paid or accrued by the Company for services rendered during the years indicated to the Company's Chief Executive Officer and to its executive officers whose salaries and bonuses exceeded $100,000 during the fiscal year ended October 31, 2001 (the "Named Executives"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the years indicated.

                           Summary Compensation Table


                                                 Long-Term
                                                 Compensation
                Fiscal Year  Annual Compensation Securities
   Name and        Ended                        Underlying   All Other
   Principal      October     Salary    Bonus     Options   Compensation
    Position         31,                                         (4)

Chester J. Luby (1) 2001    $250,000  $150,000       -        $62,865
Chairman and Chief  2000     250,000   165,367       -         62,865
Executive Officer   1999     250,000   208,313       -         62,865


Cindy H. Luby (2)   2001     175,000   100,000       -            -
President and Chief 2000     175,000   128,620    100,000         -
Operating Officer   1999     175,000   162,125       -            -


Lawrence J.Altman(3)2001     211,613      -          -            -
Senior Vice         2000     247,949      -          -            -
 President,         1999     244,134      -          -            -
  Marketing

Zvi D. Sprung       2001     114,000      -          -            -
Chief Financial     2000     109,385      -         3,000         -
Officer, Treasurer  1999      99,923      -          -            -
and Secretary

(1) Annual compensation paid to Mr. Luby was pursuant to an Amended and Restated Employment Agreement dated November 1, 1998 between the Company and Mr. Luby.

(2) Annual compensation paid to Ms. Luby was pursuant to an Amended and Restated Employment Agreement dated November 1, 1998 between the Company and Ms. Luby. In April 1997, the Company provided a loan to Ms. Luby in the amount of $110,000 to assist her in the purchase of a new residence in close proximity to the Company's offices. The loan bore interest, payable quarterly in arrears, at 7% per annum, was unsecured, and was due and payable in full April 2002. As of January 18, 2002, Ms. Luby has prepaid the entire amount of the loan.

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

     In fiscal 2001 the Directors of the Company who were not otherwise affiliated with the Company received a fee of $1,000 for attendance at each Board meeting, while Directors that were employees of the Company did not receive any compensation for their attendance at Board or Committee meetings.

     The Company did not grant any options or stock appreciation rights during the fiscal year ended October 31, 2001.

     The following table sets forth information concerning the exercise of stock options by the Named Executives during the fiscal year ended October 31, 2001 and the value of unexercised options as of October 31, 2001 held by the Named Executives.




               Aggregated Option Exercises in Last Fiscal Year
                                       and
                          Fiscal Year End Option Values



              Shares              Number of Securities    Value of Unexercised
             Acquired     Value   Underlying Unexercised  In-the-Money Options
            on Exercise Realized   Options at October    at October 31, 2001(1)
                                       31,2001
                                  Exercis-  Unexercis-   Exercis-    Unexercis-
Name                                able        able       able          able

Chester J. Luby  -          -      225,000       -       $312,394     $   -
Cindy H. Luby    -          -      295,834       -        276,381         -
Lawrence J.
 Altman          -          -       38,500      2,400      63,084         -
Zvi D. Sprung    -          -       19,000      5,400      11,482        576

(1) Based on the closing price of the Common Stock on NASDAQ on October 31, 2001.

Stock Option Plan

     The Company's Amended and Restated 1993 Stock Option Plan, as amended (the "Option Plan"), is designed to attract, retain and motivate key employees by granting them options to purchase Common Stock. The Option Plan provides for the grant of a maximum of 344,000 shares of Common Stock and permits the granting of stock options to employees which are either "incentive stock options" ("ISOs") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or "nonqualified stock options" ("NSOs"). The Option Plan is administered by a Stock Option and Compensation Committee of the Board of Directors established for such purpose and consisting of Donald Kirsch and William Brown, independent directors of the Company. Subject to the terms of the Option Plan, such Committee determines the recipients of options and the number of options to be granted under the Option Plan. The Option Plan also provides for the Stock Option and Compensation Committee to establish an exercise price for ISOs and NSOs that is not less than the fair market value per share at the date of grant. As of October 31, 2001, options to purchase 216,401 shares of Common Stock were outstanding under the Option Plan, all of which are exercisable at January 18, 2002. Under the Option Plan, a total of 12,400 additional options may be granted.

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

     In addition to grants of discretionary awards by the Stock Option and Compensation Committee, the Incentive Plan provides for automatic grants of options to purchase 15,000 shares to all independent directors (as defined in the Incentive Plan) at an exercise price equal to the fair market value of the Common Stock, upon the appointment of an independent director to the Board of Directors. As of October 31, 2001, options to purchase 222,800 shares of Common Stock were outstanding under the Incentive Plan, 179,400 of which are exercisable at January 18, 2002. Under the Incentive Plan, a total of 42,900 additional options may be granted.

Employment Agreements

     On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Chester J. Luby providing for his employment as Chairman of the Board of Directors and Chief Executive Officer of the Company. This employment agreement terminates on December 31, 2011. However, it is automatically extended for additional one-year periods unless either the Company or Mr. Luby provides written notice that no further extensions shall be granted.

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

     Under the terms of his employment agreement, Mr. Luby is entitled to the use of a leased car and reimbursement for all operating expenses for the car, reimbursement for travel expenses incurred in attending conferences and meetings of certain trade associations and certain other business and employment related expenses, and premium payments for split dollar life insurance policies for the benefit of Mr. Luby and his family. With respect to the split-dollar life insurance policies, the premium payments made by the Company are recorded as non-interest bearing loans and total approximately $437,000 as of October 31, 2001. This amount will be reimbursed to the Company in the event of Mr. Luby's death or the termination of his employment agreement under certain circumstances.

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

     On November 1, 1998, the Company entered into an Amended and Restated Employment Agreement with Cindy H. Luby providing for her employment as President and Chief Operating Officer of the Company. This employment agreement terminates on December 31, 2011. However, it is automatically extended for additional one-year periods unless either the Company or Ms. Luby provides written notice that no further extensions shall be granted.

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

     On February 1, 1999, the Company entered into an Amended and Restated Employment Agreement with Lawrence J. Altman providing for his employment as Senior Vice President, Marketing, of the Company. This employment agreement, as further amended, terminates on February 1, 2007.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock, as of January 18, 2002, by each person who beneficially owns more than five (5%) percent of such shares, by each director of the Company, by each executive officer of the Company and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

                                              Shares        Percent of Shares
Name and Address of                         Beneficially      Beneficially
  Beneficial Owner                             Owned            Owned (1)

Chester J. Luby . .  . . . . . . .          705,800 (2)           16.8%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Joan S. Luby  . . . . . . . . . . .         492,500 (3)           12.4%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Cindy H. Luby . . . . . . . . . . .         310,394 (4)            7.3%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Lawrence J. Altman . . . . . . . . .         62,300 (5)            1.5%
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

Zvi D. Sprung. . . . . . . . . . . .         24,400 (6)             *
  333 Earle Ovington Blvd.
  Mitchel Field, New York 11553

William H. Brown . . . . . . . . . .         18,000 (7)             *

Donald Kirsch . . . . . . . . . . . .        15,000 (8)             *

Harvey Granat . . . . . . . . . . . .        17,500 (9)             *

First Wilshire Securities Management,
 Inc. . . . . . . . . . . .                 609,840 (10)          15.4%

S.A.C. Capital Advisors, LLC .........      276,200 (11)           7.0%

Stadium Capital Partners ,L.P.........      522,400 (12)          13.2%

All directors and executive officers
 as a group (seven persons)  . .          1,153,394               25.1%

- -----------------
*less than one percent

(1) Amount and Percent of Shares Beneficially Owned was computed based on 3,967,449 shares of Common Stock outstanding on January 18, 2002 and, in each person's case, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants (defined below) held by such person, or in the case of all directors and executive officers as a group, the number of shares of Common Stock issuable upon the exercise of options and/or Independent Director Warrants held by all such members of such group, but does not include the number of shares of Common Stock issuable upon the exercise of any other outstanding options and/or Independent Director Warrants.

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

(5) Includes 40,900 shares issuable upon the exercise of stock options, 38,500 of which are currently exercisable and the balance of which become exercisable at the rate of 1,200 options per year.

(6) All of these shares are issuable upon the exercise of stock options, 19,000 of which are currently exercisable and the balance of which become exercisable at the rate of 2,600 options per year.

(7) Includes (a) 10,000 shares issuable upon the exercise of stock options, all of which are currently exercisable and (b) 1,200 shares issuable upon exercise of warrants to purchase Common Stock (the "Independent Director Warrants"), all of which are currently exercisable.

(8) All of these shares are issuable upon the exercise of stock options and are currently exercisable.

(9) Includes 15,000 shares issuable upon the exercise of stock options, 9,000 of which are currently exercisable and the balance of which become exercisable at the rate of 3,000 options per year.

(10) Based on information provided in Schedule 13G supplied to the Company in February 2001. First Wilshire Securities Management, Inc., a broker and investment advisor, has sole voting power over 148,390 of the 609,840 shares.

(11) Based on information provided in Schedule 13G supplied to the Company in November 2000. S.A.C. Capital Advisors, LLC does not have sole voting power over these shares.

(12) Based on information provided in Form 4 supplied to the Company in June 2001. Stadium Capital Partners, L.P. does not have sole voting power over these shares.

Item 13.  Certain Relationships and Related Transactions

     In January 1998, the Company entered into an agreement with a subsidiary of Orion Capital, a member company of Royal and SunAlliance USA ("Orion"), to underwrite a portion of the insurance coverage arranged by the Company for its service contract customers. Concurrently, Orion entered into a reinsurance agreement with Target which provided reinsurance for losses to Orion under its agreement with the Company. During fiscal 2001, Target received approximately $58,100 in premiums under its agreement with Orion. In addition, in January 1998, NSC entered into a reinsurance agreement with a subsidiary of Orion which provides reinsurance for losses to NSC under certain circumstances. Concurrently, the Company entered into agreements to indemnify Orion and Target for any losses incurred under the aforementioned agreements. There were no such losses, and there were no payments made by the Company under the indemnification agreements in fiscal 2001.



Item 14.  Exhibits and Reports on Form 8-K

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

Exhibit
  No.                          Description

10.4 Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Lawrence J. Altman, dated as of November 27, 2001.
10.5  Amended and Restated 1993 Stock Option Plan.(1)
10.6  Restated  Contingent  Claim  Reserve  and  Administration   Escrow
      Contract, dated August 7, 1991, among Seller (as predecessor -in-interest to the Company), The Travelers Indemnity Company ("Travelers"), Brokerage Professionals, Inc. ("BPI")
       and The Massachusetts Company, Inc. (the "Escrow Agent").(1)
10.7  Replacement Administrator Agreement,  dated October 1, 1991, among
      INDS Group Inc. (The "Seller") (as predecessor-in-interest to the Company), Travelers, BPI and Automotive Professionals, Inc. ("API").(1)
10.8 INDS/BPI-Program Agreement, dated October 1, 1991, among Seller (as predecessor-in-interest to the Company), Travelers and BPI.(1)
10.9 Escrow Account Agreement for Automobile Vehicle Service Contract Primary Loss Primary Loss Reserve Funds, dated August 22, 1991, among Seller (as predecessor-in-interest to the Company), BPI and the Escrow Agent.(1)
10.10 Assumption of  Contracts,  Rights and Actions,  dated  November 1,
      1991, among the Company, Seller and Travelers.(1)
10.11 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and BPI.(1)
10.12 Assumption of Contracts, Rights and Actions, dated November 1, 1991, among the Company, Seller and the Escrow Agent.(1)
10.13 Assumption of Contracts,  Rights and Actions,  dated November 1, 1991,
      among the Company,   Seller  and  the  API.(1)
10.14 Form  of Independent  Agent Agreement.(1)
10.15 Form of Administrator  Agreement.(1)
10.16 Form of Dealer Administrator Agreement.(1)
10.17 Form  of  Service  Contract  Financing  Program   Agreement.(1)
10.18 Amendment to Amended and Restated  1993 Stock  Option  Plan.(1)
10.19 Lease, dated December 2, 1994, between The Omni Partners, a Limited Partnership, as lessor, and the Company, as lessee.(3)
10.20 1996 Incentive Plan. (4)
21    List of Subsidiaries.
23    Consent of Arthur Andersen LLP.


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




 (B) Reports on Form 8-K.

   A report on Form 8-K relating to the settlement of certain litigation was filed on October 15, 2001.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INTERSTATE NATIONAL DEALER SERVICES, INC.

  January 24, 2002

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