Form 10-Q
period 2002-01-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2002-03-14
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Yes      X                     No


As of March 14, 2002, Registrant had issued and outstanding 3,971,216 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                January 31, 2002 and October 31, 2001                     3

                Consolidated Statements of Operations
                for the three months ended January 31,
                2002 and 2001                                             4

                Consolidated Statement of Stockholders'
                Equity and Comprehensive Income for the
                three months ended January 31, 2002                       5

                Consolidated Statements of Cash Flows for
                the three months ended January 31, 2002
                and 2001                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                          9

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                    January 31,   October 31,
                  ASSETS                               2002          2001
                  ------                            ---------      ---------
                                                    Unaudited

CURRENT ASSETS:

  Cash and cash equivalents                       $ 21,534,367  $ 18,511,679
  United States Treasury Bills, at cost              2,818,011     2,122,635
  Accounts receivable, net of allowance for
   doubtful accounts of $300,000                     6,458,260     6,410,709
  Prepaid expenses                                   1,930,317     2,117,984
                                                  ------------    -----------
           Total current assets                     32,740,955    29,163,007

MARKETABLE SECURITIES                               33,702,309    37,208,929

RESTRICTED CASH                                     13,944,016    13,212,072

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated  depreciation and
 amortization of $2,558,189 and $2,436,017,
 respectively                                          988,934     1,092,970

DEFERRED INCOME TAXES                                4,495,682     4,238,077

NOTE FROM RELATED PARTY                                   -           20,000

OTHER ASSETS                                         1,724,420     1,678,487
                                                   -----------   -----------
                                                   $87,596,316   $86,613,542
                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $ 4,371,839   $ 4,756,179
  Accrued expenses                                     687,150       863,403
  Accrued commissions                                1,165,309     1,345,441
  Reserve for claims                                 2,183,810     2,403,153
  Other liabilities                                  1,146,498     1,102,968
                                                    ----------     ---------
           Total current liabilities                 9,554,606    10,471,144

DEFERRED CONTRACT REVENUE                           56,487,186    54,661,093

CONTINGENCY PAYABLE                                  2,047,966     2,138,231
                                                   -----------    ----------

           Total liabilities                        68,089,758    67,270,468
                                                   -----------    ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no issued shares                    -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,698,449 shares issued
   and 3,967,449 shares outstanding                     46,985        46,985
  Additional paid-in capital                        11,226,786    11,226,786
  Retained earnings                                 11,938,972    11,593,589
  Accumulated other comprehensive income               143,203       325,102
  Less: Treasury stock, at cost (731,000 shares)    (3,849,388)   (3,849,388)
                                                    ----------    ----------

           Total stockholders' equity               19,506,558    19,343,074
                                                    ----------   ------------
                                                   $87,596,316   $86,613,542
                                                   ===========   ===========



              The accompanying notes to financial statements are an
               integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                    UNAUDITED


                                             2002           2001
                                             ----           ----

REVENUES                               $ 13,960,699    $ 12,878,138

OPERATING COSTS AND EXPENSES:
  Costs of services provided              8,061,828       7,450,225
  Selling, general and administrative
   expenses                               6,109,911       5,883,924
                                          ---------       ---------
    Operating loss                         (211,040)       (456,011)

OTHER INCOME:
  Investment income                         629,919         947,135
                                          ----------       --------

    Income before provision for
      income taxes                          418,879         491,124

PROVISION FOR INCOME TAXES                   73,496         171,609
                                           --------       ---------
    Net income                            $ 345,383       $ 319,515
                                          =========       =========


NET INCOME PER SHARE:

   Basic                                    $   .09         $   .08
                                            =======         =======
  Weighted average shares
   outstanding                            3,967,449       4,195,325
                                          =========       =========


   Diluted                                  $   .08         $   .07
                                            =======          =======
  Weighted average shares
   outstanding                            4,087,131       4,407,417
                                          =========       ==========



          The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2002
                                    UNAUDITED


                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income     Treasury
                    of Shares Amount   Capital    Earnings    (Loss)       Stock      Total


BALANCE AT
OCTOBER 31, 2001   4,698,449 $46,985 $11,226,786  $11,593,589  $325,102  $(3,849,388) $19,343,074

COMPREHENSIVE INCOME:
 Net income for
 the three months ended
 January 31, 2002       -         -         -         345,383      -           -          345,383


Other comprehensive income:
 Unrealized loss on
 available for sale
 securities             -         -         -          -       (181,899)       -         (181,899)
                   --------   -----   ---------    ---------   --------     -------      ---------

 Total comprehensive income
 for the three months ended
 January 31, 2002       -         -         -         345,383  (181,899)       -          163,484
                   --------   -----   ---------     ---------   --------    -------      ---------
BALANCE AT
JANUARY 31, 2002   4,698,449 $46,985 $11,226,786  $11,938,972  $143,203  $(3,849,388) $19,506,558
                   ========   ======  =========    ==========   =======   =========    ==========



           The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                    UNAUDITED

                                               2002           2001
                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $ 345,383      $ 319,515
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              122,172        139,694
   Deferred income taxes                     (257,605)      (191,107)
   Increase in cash resulting from
   changes in operating
    assets and liabilities:
    Accounts receivable                       (47,551)       (67,106)
    Prepaid expenses                          187,667        204,196
    Restricted cash                          (731,944)      (899,337)
    Other assets                              (45,933)       (27,317)
    Accounts payable                         (384,340)      (499,833)
    Accrued expenses                         (176,253)       102,302
    Accrued commissions                      (180,132)      (275,500)
    Reserve for claims                       (219,343)      (972,608)
    Other liabilities                          43,530         49,823
    Deferred contract revenue               1,826,093      2,308,416
    Contingency payable                       (90,265)      (147,555)
                                            ----------     ----------
      Net cash provided by operating
       activities                             391,479         43,583
                                            ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases) sales of United States
  Treasury Bills                             (695,376)       678,784
  Net sales (purchases) of marketable
   securities                               3,324,721     (1,369,016)
  Purchase of furniture, fixtures, and
  equipment                                   (18,136)       (26,154)
  Note from related party                      20,000         25,000
      Net cash provided by (used in)       ----------      ---------
        investing activities                2,631,209       (691,386)
                                           ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                    -          (421,801)
                                            ----------       --------
     Net cash used in financing activities       -          (421,801)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                3,022,688     (1,069,604)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                    18,511,679     17,432,848
                                           ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $21,534,367    $16,363,244
                                          ===========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                           $   10,000     $  100,659
                                           ==========      =========


         The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

2. In the  opinion  of the  Company,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2002, and the consolidated results of operations and cash flows for the periods ended January 31, 2002 and 2001. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the three months ended January 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:


                                            Net Income   Shares  Per Share

For the three months ended January 31, 2002

Basic EPS
Net income attributable to common shares     $345,383  3,967,449    $.09

Effect of dilutive securities: stock options    -        119,682    (.01)
                                             --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $345,383  4,087,131    $.08
                                             ========  =========    ====


For the three months ended January 31, 2001

Basic EPS
Net income attributable to common shares     $319,515  4,195,325    $.08

Effect of dilutive securities: stock options    -        212,092    (.01)
                                             --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $319,515  4,407,417    $.07
                                             ========  =========    =====

 Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

   Revenues increased approximately $1,083,000, or 8%, to approximately $13,961,000 for the three months ended January 31, 2002 as compared to approximately $12,878,000 for the three months ended January 31, 2001. This increase was primarily due to an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration and an increase in the administrative and insurance fees charged per contract.

     Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $612,000, or 8%, to approximately $8,062,000 for the three months ended January 31, 2002, as compared to approximately $7,450,000 for the three months ended January 31, 2001. As a percentage of revenues, cost of services provided remained at 58% for both three month periods. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin increased by approximately $471,000, or 8%, to approximately $5,899,000 for the three months ended January 31, 2002, as compared to approximately $5,428,000 for the three months ended January 31, 2001. This increase is attributable to the increase in revenues as described above. Gross margin was 42% for both three month periods.

     Selling, general and administrative expenses increased by approximately $226,000, or 4%, to approximately $6,110,000 for the three months ended January 31, 2002, from approximately $5,884,000 for the three months ended January 31, 2001. This increase was primarily due to increased commissions paid as a result of increased sales revenue. Selling, general and administrative expenses decreased to 44% of revenues for the three months ended January 31, 2002 as compared to 46% for the three months ended January 31, 2001.

     Investment income decreased by approximately $317,000, or 33%, to approximately $630,000 for the three months ended January 31, 2002, as compared to approximately $947,000 for the same period in 2001. This decrease is primarily a result of an overall decrease in the interest rates paid on investment cash balances, United States Treasury Bills and government securities during the period.

     Income before provision for income taxes decreased by approximately $72,000, or 15%, to approximately $419,000 for the three months ended January 31, 2002, as compared to approximately $491,000 for the same period in 2001. For the three months ended January 31, 2002, the Company recorded a provision for income taxes of approximately $74,000, as compared to a provision for income taxes of approximately $172,000 in the same period in 2001. The effective tax rate in fiscal 2002 was reduced as a result of nontaxable interest earned on municipal bonds. Net income for the three months ended January 31, 2002 was approximately $345,000, as compared to approximately $319,000 for the same period in 2001. Diluted income per share for the three months ended January 31, 2002 increased by $.01 to $.08 per share, as compared to $.07 per share for the same period in 2001.

Liquidity and Capital Resources

     Cash and cash equivalents, United States Treasury Bills, at cost, and marketable securities, which have maturities ranging between two to five years, were approximately $58,055,000 at January 31, 2002, as compared to approximately $57,843,000 at October 31, 2001. The increase of approximately $212,000 was primarily the result of cash provided by the Company's operating activities.

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

     There were no reports on Form 8-K filed during the three months ended January 31, 2002.


                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.








March 14, 2002          By:           /s/ Zvi D. Sprung
   Date                                  Zvi D. Sprung
                                    Chief Financial Officer