Form 10-Q
period 2002-04-30
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2002-05-31
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

Yes      X                     No


As of May 31, 2002, Registrant had issued and outstanding 3,945,916 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                April 30, 2002 and October 31, 2001                       3

                Consolidated Statements of Operations
                for the six and three month periods ended
                April 30, 2002 and 2001                                   4

                Consolidated Statement of Stockholders'
                Equity and Comprehensive Income for the
                six month period ended April 30, 2002                     5

                Consolidated Statements of Cash Flows for
                the six month periods ended April 30, 2002
                and 2001                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8


                     PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders      11


Item 6.         Exhibits and Reports on Form 8-K                         11

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      April        October
                                                        30,           31,
                                                       2002          2001
                                                       -----         ----
                                                     Unaudited
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 17,776,777  $ 18,511,679
  United States Treasury Bills, at cost              6,747,091     2,122,635
  Accounts receivable, net of allowance for
   doubtful accounts of $300,000                     6,286,572     6,410,709
  Prepaid expenses                                   1,876,371     2,117,984
                                                    ----------     ---------
           Total current assets                     32,686,811    29,163,007

INVESTMENTS                                         34,700,894    37,208,929

RESTRICTED CASH                                     14,917,733    13,212,072

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and amortization
 of $2,667,292 and $2,436,017, respectively            934,925     1,092,970

DEFERRED INCOME TAXES                                4,583,289     4,238,077

NOTE FROM RELATED PARTY                                   -           20,000

OTHER ASSETS                                         1,721,919     1,678,487
                                                     ---------     ---------
                                                  $ 89,545,571  $ 86,613,542

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $4,677,320    $4,756,179
  Accrued expenses                                     529,644       863,403
  Accrued commissions                                1,147,451     1,345,441
  Reserve for claims                                 2,263,068     2,403,153
  Other liabilities                                  1,398,368     1,102,968
                                                     ----------   -----------
           Total current liabilities                10,015,851    10,471,144

DEFERRED CONTRACT REVENUE                           57,686,459    54,661,093

CONTINGENCY PAYABLE                                  2,330,263     2,138,231
                                                    ----------    ----------
           Total liabilities                        70,032,573    67,270,468
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000,
   shares authorized; no issued shares                   -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,703,016 and 4,698,449 shares
   issued, respectively and 3,945,916 and 3,967,449
   shares outstanding, respectively                     47,031        46,985
  Additional paid-in-capital                        11,228,567    11,226,786
  Retained earnings                                 12,059,060    11,593,589
  Accumulated other comprehensive income               150,757       325,102
  Less: Treasury stock, at cost (757,100 and
   731,000 shares, respectively)                    (3,972,417)   (3,849,388)
                                                 -------------   -----------
          Total stockholders' equity                19,512,998    19,343,074
                                                 ------------- -------------
                                                  $ 89,545,571  $ 86,613,542


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

      INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Six Months         For the Three Months
                                Ended April 30,           Ended April 30,
                                2002        2001          2002          2001

REVENUES                    $28,666,218  $27,617,611  $14,705,519  $14,739,473

OPERATING COSTS AND EXPENSES:
Costs of services provided   16,995,341   15,226,192    8,933,513    7,775,967
Selling, general and
 administrative expenses     12,293,681   12,640,029    6,183,770    6,756,105
                             -----------  ----------    ----------  ----------

  Operating (loss) income      (622,804)    (248,610)    (411,764)     207,401

OTHER INCOME:
Investment income             1,113,802    2,158,564      483,883    1,211,429
                              ----------   ---------      -------   ----------

  Income before provision
   for income taxes             490,998    1,909,954       72,119    1,418,830

PROVISION FOR INCOME TAXES       25,527      720,080      (47,969)     548,471
                              ---------    ---------     ---------    ---------

  Net income                 $  465,471   $1,189,874    $ 120,088     $870,359
                              ==========  ==========    =========     ========


NET INCOME PER SHARE:

Basic                           $ .12        $ .28       $ .03         $ .21
                                =====        =====       =====         ======
Weighted average shares
 outstanding                  3,965,300    4,183,503    3,963,078    4,171,283
                              =========    =========    =========    =========



Diluted                         $ .11        $ .27       $ .03         $ .20
                                =====        =====       =====         ======
Weighted average shares
 outstanding                  4,076,473    4,362,631    4,065,742    4,317,446
                              =========    =========    =========    =========





          The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE SIX MONTHS ENDED APRIL 30, 2002
                                    UNAUDITED


                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income       Treasury
                    of Shares Amount   Capital    Earnings    (Loss)         Stock      Total


BALANCE AT
OCTOBER 31, 2001   4,698,449 $46,985 $11,226,786  $11,593,589  $325,102  $(3,849,388) $19,343,074

Shares issued pursuant
to exercise of stock
options                4,567      46       1,781        -          -           -            1,827


Purchase of
 treasury stock         -         -         -           -          -        (123,029)    (123,029)


COMPREHENSIVE INCOME:
 Net income for
 the six months ended
 April 30, 2002         -         -         -         465,471      -           -          465,471


Other comprehensive income:
 Unrealized loss on
 available for sale
 securities             -         -         -          -       (174,345)       -         (174,345)
                   --------   -----   ---------    ---------   --------     -------      ---------

 Total comprehensive income
 for the six months ended
 April 30, 2002         -         -         -         465,471  (174,345)       -          291,126
                   --------   -----   ---------     ---------   --------    -------      ---------
BALANCE AT
APRIL 30, 2002     4,703,016 $47,031 $11,228,567  $12,059,060  $150,757  $(3,972,417) $19,512,998
                   ========   ======  =========    ==========   =======   =========    ==========



           The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001
                                    UNAUDITED

                                               2002            2001
                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $  465,471     $1,189,874
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              231,275        274,687
   Deferred income taxes                     (345,212)      (386,550)
   Increase in cash resulting from
   changes in operating
   assets and liabilities:
    Accounts receivable                       124,137       (316,389)
    Prepaid expenses                          241,613        146,584
    Restricted cash                        (1,705,661)    (1,845,685)
    Other assets                              (43,432)       (27,317)
    Accounts payable                          (78,859)      (718,853)
    Accrued expenses                         (333,759)       147,468
    Accrued commissions                      (197,990)       110,923
    Reserve for claims                       (140,085)    (1,083,532)
    Other liabilities                         295,400        447,364
    Deferred contract revenue               3,025,366      4,707,723
    Contingency payable                       192,032       (208,758)
                                            ----------    ----------
      Net cash provided by
       operating activities                 1,730,296      2,437,539
                                            ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases)sales of United States
  Treasury bills                           (4,624,456)     1,325,871
  Net sales of investments                  2,333,690      7,382,695
  Purchase of furniture, fixtures, and
  equipment                                   (73,230)       (34,504)
  Note from related party                      20,000         25,000
                                              --------       --------
      Net cash (used in) provided by
       investing activities                (2,343,996)     8,699,062
                                           ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                 (123,029)      (645,251)
  Proceeds from exercise of stock options       1,827           -
                                              ----------    --------
     Net cash used in financing activities   (121,202)      (645,251)
                                             ---------       --------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQIVALENTS                                  (734,902)    10,491,350

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                    18,511,679     17,432,848
                                           ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $17,776,777    $27,924,198
                                          ===========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Income taxes                           $   30,000    $   770,359
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

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 2002, and the consolidated results of operations and cash flows for the periods ended April 30, 2002 and 2001. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

3. The consolidated results of operations for the six and three month periods ended April 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                              Net Income   Shares  Per Share

For the six months ended April 30, 2002

Basic EPS
Net income attributable to common shares       $465,471  3,965,300    $.12

Effect of dilutive securities: stock options      -        111,173    (.01)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $465,471  4,076,473    $.11
                                               ========  =========    ====


For the six months ended April 30, 2001

Basic EPS
Net income attributable to common shares     $1,189,874  4,183,503    $.28

Effect of dilutive securities: stock options      -        179,128    (.01)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $1,189,874  4,362,631    $.27
                                               ========  =========    =====

                                              Net Income   Shares  Per Share

For the three months ended April 30, 2002

Basic EPS
Net income attributable to common shares       $120,088  3,963,078    $.03

Effect of dilutive securities: stock options      -        102,664    (.00)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $120,088  4,065,742    $.03
                                               ========  =========    ====


For the three months ended April 30, 2001

Basic EPS
Net income attributable to common shares       $870,359  4,171,283    $.21

Effect of dilutive securities: stock options      -        146,163    (.01)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $870,359  4,317,446    $.20
                                               ========  =========    =====



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    For the Six Months ended April 30, 2002 compared to the Six Months ended April 30, 2001

     Revenues increased approximately $1,048,000, or 4%, to approximately $28,666,000 for the six months ended April 30, 2002 as compared to approximately $27,618,000 for the six months ended April 30, 2001. This increase was primarily due to an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration partially offset by a decrease in administrative fees resulting from a decrease in the number of service contracts sold by the Company in fiscal 2002 as compared to the prior year.

     Costs  of  services  provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $1,769,000, or 12%, to approximately $16,995,000 for the six months ended April 30, 2002, as compared to approximately $15,226,000 for the six months ended April 30, 2001. As a percentage of revenues, cost of services provided increased to 59% for the six months ended April 30, 2002 as compared to 55% for the same period in 2001. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin decreased by approximately $721,000, or 6%, to approximately $11,671,000 for the six months ended April 30, 2002, as compared to approximately $12,392,000 for the six months ended April 30, 2001. This decrease is attributable to the increase in costs of services provided as described above. Gross margin for the six months ended April 30, 2002 was 41% as compared to 45% for the six months ended April 30, 2001.

     Selling, general and administrative expenses decreased by approximately $346,000, or 3%, to approximately $12,294,000 for the six months ended April 30, 2002, down from approximately $12,640,000 for the six months ended April 30, 2001. This decrease was in large part due to decreased selling and printing costs as a result of the decrease in the number of service contracts sold in fiscal 2002. Selling, general and administrative expenses were 43% of revenues for the six months ended April 30, 2002 as compared to 46% for the six months ended April 30, 2001.

     Investment income decreased by approximately $1,044,000, or 48%, to approximately $1,114,000 for the six months ended April 30, 2002, as compared to approximately $2,158,000 for the same period in 2001. This decrease is primarily a result of an overall decrease in the interest rates paid on investment cash balances, United States Treasury Bills and government securities during the period.

     Income before provision for income taxes decreased by approximately $1,419,000, or 74%, to approximately $491,000 for the six months ended April 30, 2002, as compared to approximately $1,910,000 for the same period in 2001. For the six months ended April 30, 2002, the Company recorded a provision for income taxes of approximately $25,000, as compared to a provision for income taxes of approximately $720,000 in the same period in 2001. The effective tax rate in fiscal 2002 was reduced as a result of nontaxable interest earned on municipal bonds. Net income for the six months ended April 30, 2002 was approximately $466,000, as compared to approximately $1,190,000 for the same period in 2001. Diluted income per share for the six months ended April 30, 2002 decreased by $.16 to $.11 per share, as compared to $.27 per share for the same period in 2001.


    For the Three Months ended April 30, 2002 compared to the Three Months ended April 30, 2001

     Revenues for the three months ended April 30, 2002 of approximately $14,705,000 were primarily the same as the revenues for the three months ended April 30, 2001 of approximately $14,739,000. This was primarily due to an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired service contracts under administration offset by a decrease in administrative fees resulting from a decrease in the number of service contracts sold by the Company in fiscal 2002 as compared to the prior year.

     Costs  of  services  provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $1,157,000, or 15%, to approximately $8,933,000 for the three months ended April 30, 2002, as compared to approximately $7,776,000 for the three months ended April 30, 2001. As a percentage of revenues, cost of services provided increased to 61% for the three months ended April 30, 2002 as compared to 53% for the same period in 2001. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin decreased by approximately $1,191,000, or 17%, to approximately $5,772,000 for the three months ended April 30, 2002, as compared to approximately $6,963,000 for the three months ended April 30, 2001. This decrease is attributable to the increase in costs of services provided as described above. Gross margin for the three months ended April 30, 2002 was 39% as compared to 47% for the three months ended April 30, 2001.

     Selling, general and administrative expenses decreased by approximately $572,000, or 8%, to approximately $6,184,000 for the three months ended April
30, 2002, down from approximately $6,756,000 for the three months ended April 30, 2001. This decrease was in large part due to decreased sales commissions as a result of the decrease in the number of service contracts sold in fiscal 2002. Selling, general and administrative expenses were 42% of revenues for the three months ended April 30, 2002 as compared to 46% for the three months ended April 30, 2001.

     Investment income decreased by approximately $727,000, or 60%, to approximately $484,000 for the three months ended April 30, 2002, as compared to approximately $1,211,000 for the same period in 2001. This decrease is primarily a result of an overall decrease in the interest rates paid on investment cash balances, United States Treasury Bills and government securities during the period.

     Income before provision for income taxes decreased by approximately $1,347,000, or 95%, to approximately $72,000 for the three months ended April 30, 2002, as compared to approximately $1,419,000 for the same period in 2001. For the three months ended April 30, 2002, the Company recorded a negative provision for income taxes of approximately ($48,000), as compared to a provision for income taxes of approximately $548,000 in the same period in 2001. The effective tax rate in fiscal 2002 was reduced as a result of nontaxable interest earned on municipal bonds. Net income for the three months ended April 30, 2002 was approximately $120,000, as compared to approximately $870,000 for the same period in 2001. Diluted income per share for the three months ended April 30, 2002 decreased by $.17 to $.03 per share, as compared to $.20 per share for the same period in 2001.

Liquidity and Capital Resources

     Cash and cash equivalents, United States Treasury Bills, at cost, and investments, which have maturities ranging between two to five years, were approximately $59,225,000 at April 30, 2002, as compared to approximately $57,843,000 at October 31, 2001. The increase of approximately $1,382,000 was primarily the result of cash provided by the Company's operating activities partially offset by the purchase of treasury stock and the purchase of furniture, fixtures and equipment. Investments at April 30, 2002 included approximately $2,500,000 of limited partnership interests.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     An annual meeting of stockholders was held on April 11, 2002 to elect one director for a term expiring at the annual meeting of stockholders to be held in 2005. Proxies for the meeting were solicited by the registrant pursuant to Regulation 14A under the Securities Exchange Act of 1934; there were no solicitations in opposition to management's proposals. The nominee for director was elected.

     A total of 3,689,895 shares were voted for the election of Harvey Granat as Director; votes were withheld for 22,450 shares. In addition to the nominee elected as director, the other directors whose terms of office continue after the meeting are Chester J. Luby, Cindy H. Luby, William H. Brown and Donald Kirsch.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     There were no reports on Form 8-K filed during the three months ended April 30, 2002.



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                       INTERSTATE NATIONAL DEALER SERVICES, INC.



May 31, 2002           By:           /s/ Zvi D. Sprung
------------              ----------------------------------------
   Date                                  Zvi D. Sprung
                                   Chief Financial Officer