Form 10-Q
period 2002-07-31
INTERSTATE NATIONAL DEALER SERVICES INC
filed 2002-09-13
CIK 918184

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                   -----------------------------

                             Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Yes      X                     No


As of September 13, 2002, Registrant had issued and outstanding 3,945,916 shares of Common Stock.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number

                   PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements:

                Consolidated Balance Sheets as of
                July 31, 2002 and October 31, 2001                        3

                Consolidated Statements of Operations
                for the nine and three month periods ended
                July 31, 2002 and 2001                                    4

                Consolidated Statement of Stockholders'
                Equity and Comprehensive Income for the
                nine month period ended July 31, 2002                     5

                Consolidated Statements of Cash Flows for
                the nine month periods ended July 31, 2002
                and 2001                                                  6

                Notes to Consolidated Financial Statements                7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             9



                     PART II - OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                         12

          INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       July        October
                                                        31,           31,
                                                       2002          2001
                                                       -----         ----
                                                     Unaudited
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 16,832,846  $ 18,511,679
  United States Treasury Bills, at cost             10,819,143     2,122,635
  Accounts receivable, net of allowance for
   doubtful accounts of $300,000                     6,904,225     6,410,709
  Prepaid expenses                                   1,117,165     2,117,984
                                                    ----------     ---------
           Total current assets                     35,673,379    29,163,007

INVESTMENTS                                         32,216,022    37,208,929

RESTRICTED CASH                                     15,693,999    13,212,072

FURNITURE, FIXTURES AND EQUIPMENT, at cost,
 less accumulated depreciation and amortization
 of $2,770,869 and $2,436,017, respectively            868,718     1,092,970

DEFERRED INCOME TAXES                                4,656,258     4,238,077

NOTE FROM RELATED PARTY                                   -           20,000

OTHER ASSETS                                         1,719,419     1,678,487
                                                     ---------     ---------
                                                  $ 90,827,795  $ 86,613,542

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $3,501,760    $4,756,179
  Accrued expenses                                     744,778       863,403
  Accrued commissions                                1,098,912     1,345,441
  Reserve for claims                                 2,522,472     2,403,153
  Other liabilities                                    624,461     1,102,968
                                                     ----------   -----------
           Total current liabilities                 8,492,383    10,471,144

DEFERRED CONTRACT REVENUE                           58,936,974    54,661,093

CONTINGENCY PAYABLE                                  2,949,778     2,138,231
                                                    ----------    ----------
           Total liabilities                        70,379,135    67,270,468
                                                    ----------    ----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 1,000,000,
   shares authorized; no issued shares                   -             -
  Common stock, $.01 par value; 10,000,000
   shares authorized; 4,703,016 and 4,698,449 shares
   issued, respectively and 3,945,916 and 3,967,449
   shares outstanding, respectively                     47,031        46,985
  Additional paid-in-capital                        11,228,567    11,226,786
  Retained earnings                                 12,944,071    11,593,589
  Accumulated other comprehensive income               201,408       325,102
  Less: Treasury stock, at cost (757,100 and
   731,000 shares, respectively)                    (3,972,417)   (3,849,388)
                                                 -------------   -----------
          Total stockholders' equity                20,448,660    19,343,074
                                                 ------------- -------------
                                                  $ 90,827,795  $ 86,613,542


      The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED




                             For the Nine Months          For the Three Months
                                Ended July 31,               Ended July 31,
                                2002        2001          2002          2001

REVENUES                    $45,655,174  $44,439,460  $16,988,956  $16,821,849

OPERATING COSTS AND EXPENSES:
Costs of services provided   26,987,576   24,588,207    9,992,235    9,362,015
Selling, general and
 administrative expenses     18,561,017   19,925,728    6,267,336    7,285,699
                             -----------  ----------    ----------  ----------

  Operating income (loss)       106,581      (74,475)     729,385      174,135

OTHER INCOME:
Investment income             1,720,883    3,020,632      607,081      862,068
                              ----------   ---------     ---------   ----------

Income before provision
   for income taxes           1,827,464    2,946,157    1,336,466    1,036,203

PROVISION FOR INCOME TAXES      476,982    1,116,422      451,455      396,342
                              ---------    ---------     ---------    ---------

  Net income                 $1,350,482   $1,829,735    $ 885,011     $639,861
                              ==========  ==========    =========     ========


NET INCOME PER SHARE:

Basic                           $ .34        $ .44       $ .22         $ .16
                                =====        =====       =====         ======
Weighted average shares
 outstanding                  3,958,767    4,140,494    3,945,916    4,055,877
                              =========    =========    =========    =========


Diluted                         $ .33        $ .42       $ .22         $ .15
                                =====        =====       =====         ======
Weighted average shares
 outstanding                  4,078,934    4,316,548    4,084,069    4,225,785
                              =========    =========    =========    =========





          The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                   FOR THE NINE MONTHS ENDED JULY 31, 2002
                                    UNAUDITED





                                                              Accum-
                                                              ulated
                                                              Other
                                                              Compre-
                       Common Stock   Additional              hensive
                     Number            Paid-in    Retained    Income       Treasury
                    of Shares Amount   Capital    Earnings    (Loss)         Stock      Total


BALANCE AT
OCTOBER 31, 2001   4,698,449 $46,985 $11,226,786  $11,593,589  $325,102  $(3,849,388) $19,343,074

Shares issued pursuant
to exercise of stock
options                4,567      46       1,781        -          -           -            1,827


Purchase of
 treasury stock         -         -         -           -          -        (123,029)    (123,029)


COMPREHENSIVE INCOME:
 Net income for
 the nine months ended
 July 31, 2002          -         -         -       1,350,482      -           -        1,350,482


Other comprehensive income:
 Unrealized loss on
 available for sale
 securities             -         -         -          -       (123,694)       -         (123,694)
                   --------   -----   ---------    ---------   --------     -------      ---------

 Total comprehensive income
 for the nine months ended
 July 31, 2002          -         -         -       1,350,482  (123,694)       -        1,226,788
                   --------   -----   ---------     ---------   --------    -------     ----------
BALANCE AT
JULY  31, 2002     4,703,016 $47,031 $11,228,567  $12,944,071  $201,408  $(3,972,417) $20,448,660
                   ========   ======  =========    ==========   =======   =========    ==========



           The accompanying notes to financial statements are an integral part of these consolidated statements.

           INTERSTATE NATIONAL DEALER SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                    UNAUDITED

                                               2002            2001
                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $1,350,482     $1,829,735
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              334,852        407,030
   Deferred income taxes                     (418,181)      (592,402)
   Increase in cash resulting from
   changes in operating
   assets and liabilities:
    Accounts receivable                      (493,516)      (184,004)
    Prepaid expenses                        1,000,819        252,951
    Restricted cash                        (2,481,927)    (2,978,942)
    Other assets                              (40,932)       (27,318)
    Accounts payable                       (1,254,419)      (598,470)
    Accrued expenses                         (118,625)        67,420
    Accrued commissions                      (246,529)       156,891
    Reserve for claims                        119,319       (605,775)
    Other liabilities                        (478,507)       367,016
    Deferred contract revenue               4,275,881      7,175,326
    Contingency payable                       811,547       (359,649)
                                            ----------    ----------
      Net cash provided by
       operating activities                 2,360,264      4,909,809
                                            ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases)sales of United States
  Treasury Bills                           (8,696,508)     1,720,788
  Net sales (purchases)of investments       4,869,213     (5,421,247)
  Purchase of furniture, fixtures, and
  equipment                                  (110,600)       (40,383)
  Note from related party                      20,000         25,000
                                              --------       --------
     Net cash used in investing activities (3,917,895)    (3,715,842)
                                            ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                 (123,029)    (1,564,003)
  Proceeds from exercise of stock options       1,827           -
                                              ----------    --------
     Net cash used in financing activities   (121,202)    (1,564,003)
                                             ---------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS  (1,678,833)      (370,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                    18,511,679     17,432,848
                                           ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $16,832,846    $17,062,812
                                          ===========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                           $   40,000    $ 1,613,505
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

     2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 2002, and the consolidated results of operations and cash flows for the periods ended July 31, 2002 and 2001. The accounting policies followed by the Company are set forth in the Company's consolidated financial statements included in the Annual Report mentioned above.

     3. The consolidated results of operations for the nine and three month periods ended July 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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


A reconciliation between the numerators and denominators of Basic and Diluted EPS is as follows:

                                              Net Income   Shares  Per Share

For the nine months ended July 31, 2002

Basic EPS
Net income attributable to common shares     $1,350,482  3,958,767    $.34

Effect of dilutive securities: stock options      -        120,167    (.01)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $1,350,482  4,078,934    $.33
                                               ========  =========    ====


For the nine months ended July 31, 2001

Basic EPS
Net income attributable to common shares     $1,829,735  4,140,494    $.44

Effect of dilutive securities: stock options      -        176,054    (.02)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                 $1,829,735  4,316,548    $.42
                                              =========  =========    =====

                                              Net Income   Shares  Per Share

For the three months ended July 31, 2002

Basic EPS
Net income attributable to common shares       $885,011  3,945,916    $.22

Effect of dilutive securities: stock options      -        138,153    (.00)
                                               --------  ---------     ---

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $885,011  4,084,069    $.22
                                               ========  =========    ====


For the three months ended July 31, 2001

Basic EPS
Net income attributable to common shares       $639,861  4,055,877    $.16

Effect of dilutive securities: stock options      -        169,908    (.01)
                                               --------  ---------    -----

Diluted EPS
Net income attributable to common shares
and assumed option exercises                   $639,861  4,225,785    $.15
                                               ========  =========    =====


    Potential common shares excluded in the computation of weighted average diluted shares outstanding were 136,800 for the three and nine months ended July 31, 2002 and 55,800 for the three and nine months ended July 31, 2001, as their inclusion would have an anti-dilutive effect.


5.   Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment within six months of adoption and at least annually thereafter effective for years beginning after December 15, 2001. In addition, the amortization period of intangible assets with finite lives will no longer be limited. We do not anticipate that the adoption of SFAS No. 142 will have a material impact on our consolidated financial statements.

     In June 2001, the FASB issued Statement No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Initial application of this Statement shall be as of the beginning of an entity's fiscal year. We do not anticipate that the adoption of SFAS No. 143 will have a material impact on our consolidated financial statements.

     In October 2001, the FASB issued Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145 ("SFAS No. 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. We do not anticipate that the adoption of SFAS No. 145 will have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued Statement No. 146 ("SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognised in connection with restructuring activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Earlier application is encouraged. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 For the Nine Months ended July 31, 2002 compared to the Nine Months ended July 31, 2001

     Revenues increased approximately $1,216,000, or 3%, to approximately $45,655,000 for the nine months ended July 31, 2002 as compared to approximately $44,439,000 for the nine months ended July 31, 2001. This increase was primarily due to an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired contracts under administration partially offset by a decrease in administrative fees resulting from a decrease in the number of service contracts sold by the Company in fiscal 2002 as compared to the prior year.

     Costs  of  services  provided,   which  consist  primarily  of  claims  and
cancellation costs, increased by approximately $2,399,000, or 10%, to approximately $26,987,000 for the nine months ended July 31, 2002, as compared to approximately $24,588,000 for the nine months ended July 31, 2001. As a percentage of revenues, cost of services provided increased to 59% for the nine months ended July 31, 2002 as compared to 55% for the same period in 2001. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin decreased by approximately $1,183,000, or 6%, to approximately $18,668,000 for the nine months ended July 31, 2002, as compared to approximately $19,851,000 for the nine months ended July 31, 2001. This decrease is attributable to the increase in costs of services provided as described above. Gross margin for the nine months ended July 31, 2002 was 41% as compared to 45% for the nine months ended July 31, 2001.

     Selling, general and administrative expenses decreased by approximately $1,365,000, or 7%, to approximately $18,561,000 for the nine months ended July 31, 2002, down from approximately $19,926,000 for the nine months ended July 31, 2001. This decrease was in large part due to decreased commission and printing costs incurred as a result of decreased sales volume as well as a decrease in administrative costs including personnel and legal fees. Selling, general and administrative expenses were 41% of revenues for the nine months ended July 31, 2002 as compared to 45% for the nine months ended July 31, 2001.

  Investment income decreased by approximately $1,300,000, or 43%, to approximately $1,721,000 for the nine months ended July 31, 2002, as compared to approximately $3,021,000 for the same period in 2001. This decrease is primarily a result of an overall decrease in the interest rates paid on investment cash balances, United States Treasury Bills and government securities during the period.

     Income before provision for income taxes decreased by approximately $1,118,000, or 38%, to approximately $1,828,000 for the nine months ended July 31, 2002, as compared to approximately $2,946,000 for the same period in 2001. For the nine months ended July 31, 2002, the Company recorded a provision for income taxes of approximately $477,000, as compared to a provision for income taxes of approximately $1,116,000 in the same period in 2001. The effective tax rate in fiscal 2002 was reduced as a result of nontaxable interest earned on municipal bonds. Net income for the nine months ended July 31, 2002 was approximately $1,351,000, as compared to approximately $1,830,000 for the same period in 2001. Diluted net income per share for the nine months ended July 31, 2002 decreased by $.09 to $.33 per share, as compared to $.42 per share for the same period in 2001.


  For the Three Months ended July 31, 2002 compared to the Three Months ended July 31, 2001

     Revenues  increased   approximately   $167,000,  or  1%  to  approximately
$16,989,000 for the three months ended July 31, 2002 as compared to approximately $16,822,000 for the three months ended July 31, 2001. This increase was primarily due to an increase in the recognition of deferred contract revenue as a result of an increase in the total number of unexpired contracts under administration partially offset by a decrease in administrative fees resulting from a decrease in the number of service contracts sold by the Company in fiscal 2002 as compared to the prior year.

     Costs of services provided, which consist primarily of claims and cancellation costs, increased by approximately $630,000, or 7%, to approximately $9,992,000 for the three months ended July 31, 2002, as compared to approximately $9,362,000 for the three months ended July 31, 2001. As a percentage of revenues, cost of services provided increased to 59% for the three months ended July 31, 2002 as compared to 56% for the same period in 2001. Claims and cancellation costs are directly affected by the total number of unexpired contracts under administration, which has increased on a yearly basis.

     Gross margin decreased by approximately $463,000, or 6%, to approximately $6,997,000 for the three months ended July 31, 2002, as compared to approximately $7,460,000 for the three months ended July 31, 2001. This decrease is attributable to the increase in costs of services provided as described above. Gross margin for the three months ended July 31, 2002 was 41% as compared to 44% for the three months ended July 31, 2001.

     Selling, general and administrative expenses decreased by approximately $1,019,000, or 14% to approximately $6,267,000 for the three months ended July 31, 2002, down from approximately $7,286,000 for the three months ended July 31, 2001. This decrease was in large part due to decreased commission and printing costs incurred as a result of decreased sales volume as well as a decrease in administrative costs including personnel and legal fees. Selling, general and administrative expenses were 37% of revenues for the three months ended July 31, 2002 as compared to 43% for the three months ended July 31, 2001.

     Investment income decreased by approximately $255,000, or 30%, to approximately $607,000 for the three months ended July 31, 2002, as compared to approximately $862,000 for the same period in 2001. This decrease is primarily a result of an overall decrease in the interest rates paid on investment cash balances, United States Treasury Bills and government securities during the period.

     Income before provision for income taxes increased by approximately $300,000, or 29%, to approximately $1,337,000 for the three months ended July 31, 2002, as compared to approximately $1,036,000 for the same period in 2001. For the three months ended July 31, 2002, the Company recorded a provision for income taxes of approximately $452,000, as compared to a provision for income taxes of approximately $396,000 in the same period in 2001. The effective tax rate in fiscal 2002 was reduced as a result of nontaxable interest earned on municipal bonds. Net income for the three months ended July 31, 2002 was approximately $885,000, as compared to approximately $640,000 for the same period in 2001. Diluted net income per share for the three months ended July 31, 2002 increased by $.07 to $.22 per share, as compared to $.15 per share for the same period in 2001.

Liquidity and Capital Resources

     Cash and cash equivalents, United States Treasury Bills, at cost, and investments, which have maturities ranging between two to five years, were approximately $59,868,000 at July 31, 2002, as compared to approximately $57,843,000 at October 31, 2001. The increase of approximately $2,025,000 was primarily the result of cash provided by the Company's operating activities partially offset by the purchase of treasury stock and the purchase of furniture, fixtures and equipment. Investments at July 31, 2002 included approximately $2,500,000 of limited partnership interests.

     The Company believes that its current available cash and anticipated levels of internally generated funds will be sufficient to fund its financial requirements at least for the next fiscal year at the Company's present level of revenues and business activity.

Commitments and Long Term Obligations

As of July 31, 2002, we had the following commitments and long term obligations (in 000's):

                   2003    2004     2005    2006    2007     Thereafter
                   ----    ----     ----    ----    ----     ----------
Operating
Leases             $817    $899     $925    $953    $982     $2,583



Employment
Contracts           746     746      746     746     746      3,375
                    ---     ---      ---     ---     ---      -----

Total            $1,563  $1,645   $1,671  $1,699  $1,728     $5,958
                 ======  ======   ======  ======  ======     ======


Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. To aid in your understanding of our business activities, we have identified our critical accounting policies, which are those policies which are important to the portrayal of our financial condition and results of operations and require management's subjective judgments. As a result, these judgments are subject to an inherent degree of uncertainty. We base our judgments on our experience and various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates, including those related to deferred revenue, income taxes and litigation. Our actual results could differ from these estimates under different assumptions or conditions. We believe the following accounting policies to be critical:

     Revenues relating to administrative and insurance fees from the sale of vehicle service contracts are recognized when the service contract sold is approved and accepted by the Company. Revenues are deferred on vehicle service contracts in those instances where the Company directly receives cash for that portion of the total service contract that is allocated to estimated claims reserves. Deferred contract revenue is recorded as earned over the life of the service contract in proportion to expected claims based upon cumulative historical information.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes. Deferred income taxes result primarily from temporary differences related to deferred contract revenue. When such deferred contract revenue is recognized as revenue for accounting purposes, the related deferred income tax asset is realized.


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

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     The Company filed a Form 8-K on August 5, 2002, as amended on August 6, 2002, with respect to a change in the Company's certifying accountant.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                       INTERSTATE NATIONAL DEALER SERVICES, INC.




Date: September 13, 2002                 By:     /s/ Zvi D. Sprung
                                                 ---------------------------
                                                 Zvi D. Sprung
                                                 Chief Financial Officer

                               CERTIFICATIONS




I, Chester J. Luby, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interstate National Dealer Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

                                  /s/Chester J.Luby
                                  ------------------------------------
                                  Chester J. Luby
                                  Chairman and Chief Executive Officer


I, Zvi D. Sprung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Interstate National Dealer Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

                                  /s/Zvi D.Sprung
                                  --------------------------------------
                                  Zvi D. Sprung
                                  Chief Financial Officer, Treasurer and
                                     Secretary